Form 10QSB
period 2005-03-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2005-05-13
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number:            000-51260

                       INNOVATIVE CARD TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                               14-1861651
    (State or Other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification No.)



  11601 Wilshire Boulevard, Suite 2160                    90025
 ----------------------------------------              ----------
         Los Angeles, California                       (Zip Code)
 (Address of principal executive offices)

                                 (310) 312-0700
                -----------------------------------------------
                (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_|  No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of May 9, 2005:  10,893,500 shares


Transitional Small Business Disclosure Format: Yes [ ] No [x]

                       INNOVATIVE CARD TECHNOLOGIES, INC.

                               INDEX TO FORM 10QSB

                          PART I FINANCIAL INFORMATION

Item 1.     Financial Statements                                            PAGE

            Consolidated Balance Sheets at March 31, 2005 (unaudited)         3
            and December 31, 2004

            Consolidated Statements of Operations for the three month
            periods ended March 31, 2005 and March 31, 2004
            (unaudited)                                                       4

            Consolidated Statement of Shareholder's Deficit
            (unaudited)                                                       5

            Consolidated Statements of Cash Flows for the three month
            periods ended March 31, 2005 and March 31, 2004
            (unaudited)                                                       6

            Notes to Unaudited Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              28

Item 3.     Controls and Procedures                                          41

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                41

Item 2.     Unregistered Sales of Equity and Use of Proceeds                 41

Item 3.     Defaults Upon Senior Securities                                  41

Item 4.     Submission of Matters to a Vote of Security Holders              41

Item 5.     Other Information                                                41

Item 6.     Exhibits and Reports on Form 8-K                                 41

            SIGNATURES                                                       41

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 2004 AND MARCH 31, 2005 (UNAUDITED)



                                                           March 31,     December 31,
                                                              2005           2004
ASSETS                                                    (unaudited)
                                                          -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                              $   337,998    $   541,784
   Prepaids and other current assets                          157,982         41,431
   Accounts receivable                                          3,315          3,315
                                                          -----------    -----------
     Total current assets                                     499,295        586,530
PROPERTY AND EQUIPMENT, NET                                    38,156         42,443
                                                          -----------    -----------

Total assets                                              $   537,451    $   628,973
                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                $   235,164    $   157,254
     Notes payable                                            627,759        648,270
     Demand notes payable - related parties                   500,000             --
     Accounts payable - related parties                       393,875        373,980
     Short term portion of capital lease                        8,798          8,627
     Deferred revenue                                          38,859         40,485
                                                          -----------    -----------

     Total current liabilities                              1,804,455      1,228,617
                                                          -----------    -----------
LONG TERM LIABILITIES

     Long term portion of capital lease                        15,421         17,686
                                                          -----------    -----------
Total liabilities                                           1,819,876      1,246,303
                                                          -----------    -----------

SHAREHOLDERS' DEFICIT
   Preferred stock $0.001 par value, 5,000,000 shares
        Authorized, 2,843,500 (unaudited) and 2,843,500
        shares issued and outstanding                           2,844          2,844
   Common stock $0.001 par value, 50,000,000 shares
        Authorized, 8,050,000 (unaudited) and 8,050,000

        shares issued and outstanding                           8,050          8,050
   Additional paid-in capital                               3,673,715      3,673,715
   Accumulated deficit                                     (4,967,034)    (4,301,939)
                                                          -----------    -----------

     Total shareholders' deficit                           (1,282,425)      (617,330)
                                                          -----------    -----------

     Total liabilities and shareholders' deficit          $   537,451    $   628,973
                                                          ===========    ===========

The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004 (unaudited)


                                        Three months        Three months
                                           ended               ended
                                         March 31,           March  31,
                                           2005                 2004
                                        (unaudited)          (unaudited)
                                        -----------         -----------
Revenues, net                           $     1,626         $     5,027
                                        -----------         -----------

Operating expenses
   Administrative                           250,463              83,807
   Consulting Fees                            7,500              62,500
   Professional Fees                        134,693              44,236
   Research and development                 268,874              72,616
                                        -----------         -----------
Total operating expenses                    661,530             263,159
                                        -----------         -----------
Loss from operations                       (659,904)           (258,132)
                                        -----------         -----------

Other income (expense)
   Interest income                              124                   1
   Interest expense                          (5,317)            (13,149)
                                        -----------         -----------
Total other income (expense)                 (5,193)            (13,148)
                                        -----------         -----------
Net loss                                $  (665,097)        $  (271,280)
                                        -----------         -----------

Basic and diluted loss per share        $     (0.08)        $     (0.14)
                                        ===========         ===========
Weighed-average

 common shares outstanding                7,992,562           2,000,000
                                        ===========         ===========



The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                   For the Three Months Ended March 31, 2005
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (unaudited)


                                      Series A Preferred
                                            Stock                    Common Stock         Additional
                                   ------------------------   -------------------------     Paid-in      Accumulated
                                      Shares       Amount        Shares       Amount        Capital        Deficit        Total
                                   -----------  -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2004           2,843,500  $     2,844     8,050,000   $     8,050   $ 3,637,715    $(4,301,939)   $  (617,330)
Net loss for the three months ended
    March 31, 2005 (unaudited)             --           --            --            --            --        (665,097)      (665,097)
                                   -----------  -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2005              2,843,500  $     2,844     8,050,000   $     8,050   $ 3,637,715    $(4,967,036)   $(1,282,427)
                                   ===========  ===========   ===========   ===========   ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004 (unaudited)



                                                               For the Three Months Ended
                                                                       March 31,
                                                             -----------------------------
                                                                 2005              2004
                                                             -----------       -----------
                                                             (unaudited)        (unaudited)
Cash flows from operating activities
   Net loss                                                  $ (665,097)      $  (271,280)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                              4,287             1,007
        (Increase) decrease in
             Accounts receivable                                   --               13,645
             Prepaid expenses and other current assets          (116,551)            3,268
        Increase (decrease) in
             Accounts payable and accrued expenses                77,727            70,586
             Accounts payable - related parties                   19,895            72,625
             Deferred revenue                                     (1,626)               --
                                                             -----------       -----------
Net cash used in operating activities                           (681,366)         (110,149)
                                                             -----------       -----------
Net cash used in investing activities                                 --                --
                                                             -----------       -----------
Cash flows from financing activities
        Book overdraft                                                --            72,458
        Proceeds from notes payable related parties              500,000                --
        Interest payable- related parties                            183                --
        Payments on capital lease                                 (2,094)               --
                                                             -----------       -----------
Net cash provided by financing activities                        498,089            72,458
                                                             -----------       -----------
Net increase (decrease) in cash and cash
          equivalents                                           (183,277)          (37,691)
Cash and cash equivalents, beginning of year                     541,784            37,691
                                                             -----------       -----------
Cash and cash equivalents, end of year                       $   337,998       $        --
                                                             ===========       ===========



The accompanying notes are an integral part of these financial statements

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004 (unaudited)



Supplemental disclosures of cash flow
  information
Interest paid                               $    5,134        $    10,668
                                            ===========       ===========



The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

                                     GENERAL

The accompanying consolidated financial statements of Innovative Card Technologies, Inc. ("ICTI") include the amounts of LensCard US, LLC ("LensCard US"), formerly Universal Magnifier, LLC, organized under the laws of the State of Delaware on January 7, 1999 and LensCard International Limited ("LensCard International"), formerly Universal Magnifier International Limited ("UMIL"), incorporated as an International Business Company under the laws of the British Virgin Islands on August 21, 1995. On January 7, 1999, LensCard US merged with Universal Magnifier LLC ("UMUS"), a California limited liability company founded in January, 1998, for the purpose of changing the place of organization of UMUS.

LensCard Corporation ("LCC") was incorporated in the State of Delaware on November 22, 2002 and had no financial activity from that date until January 1, 2004. PSACo., Inc. ("PSAC") was incorporated in the State of Delaware on August 27, 2003.

On April 2, 2004 through October 18, 2004, a series of integrated, mutually dependent transactions were completed pursuant to previously-executed agreements. These transactions are as follows:

o  On April 2, 2004, the following occurred:

certain members of LensCard US and another party who collectively hold certain royalty rights ("Royalty Rights") collectively transferred their interests in the Royalty Rights to LCC in exchange for an aggregate of 5,500,000 shares of LCC common stock.

the Royalty Rights were transferred from LCC to PSAC in exchange for 100% of the PSAC issued and outstanding common stock causing PSAC to become a wholly owned subsidiary of LCC.

o  On April 6, 2004,the following occurred:

LensCard International was acquired by LCC in exchange for an aggregate of 1,000,000 shares of LCC common stock and merged with and into LCC.

LensCard US exchanged 100% of its membership interests with LCC for an aggregate of 1,000,000 shares of LCC common stock.

o On December 23, 2003, LCC entered into a Securities Purchase Agreement with a private investor under which it was to receive $50,000 in exchange for issuing 500,000 shares of LCC common stock and warrants to purchase 2,400,000 shares of LCC common stock. The closing of the Securities Purchase Agreement was contingent upon the private investor introducing the Company to potential investors and the potential investors purchasing a minimum of $1,500,000 of the Company's series A preferred stock financing. As of May 5, 2004, the parties waived this contingency under the Securities Purchase Agreement. On May 5, 2004, LLC received $50,000 from the private investor and issued 500,000 shares of common stock and warrants to purchase 2,400,000 shares of common stock. If LCC causes a Registration Statement to be effective, an aggregate 100,000 of the warrants will expire sixty days after the effective date of the Registration Statement, an aggregate 100,000 of the warrants will expire each month thereafter for nine months, and the remaining 1,400,000 of the warrants will expire on September 5, 2006.

o On April 7, 2004, we issued convertible promissory notes in the principal amount of $340,000 to five accredited investors. These notes did not bear interest and were automatically converted into an aggregate 340,000 shares of series A preferred stock on May 5, 2004.

o From April 7, 2004 through October 18, 2004, investors purchased 2,568,500 shares of LCC convertible series A preferred stock ("Preferred Stock") for $2,568,500, which includes the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of series A preferred stock on April 7, 2004. Not included in the $2,568,500 is the conversion of advances payable in the amount of $275,000 into 275,000 shares of series A preferred stock to certain shareholders. Each share of Preferred Stock has a 0.001 par value, a non-cumulative dividend of $0.06 per share when and if declared by the board of directors, liquidation preference over the common stock, and conversion rights into one share of common stock at $1 per share. Each share of Preferred Stock shall be automatically converted into shares of Common Stock upon either (i) the affirmative vote or written consent of not less than two-thirds of the shares of Preferred Stock outstanding; or (ii) the registration of the LCC's Common Stock under the Securities Act pursuant to the Registration Rights.

o  On June 25, 2004, LCC changed its name to Innovative Card Technologies, Inc.

Prior to April 1, 2004, the financial statements of LensCard US and LensCard International were presented on a combined basis since the companies were under common control. As a result of the transactions between LCC, LensCard US and LensCard International on April 2, 2004 and April 6, 2004, respectively, the financial statements have been restated to present the companies on a consolidated basis as of the earliest date presented.

COMPANY OVERVIEW

The Company (as defined in Note 3) researches, develops and markets technology-based card enhancements primarily for the credit card market that are designed to enable issuers to improve card functionality, reduce attrition and increase acquisition rates of customers. It commenced sales of its first product, the LensCard, or a card embedded with a small magnifying lens, in 1998. Since 2002, its core focus has been and continues to be on research and development and marketing of its power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. It has devoted a significant majority of our efforts to complete the development of its power inlay technology, initiate marketing and raising the financing required to do so and fund its expenses. It has generated limited revenues that derive from licensing agreements of its LensCard product, most of which have terminated.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles which contemplate continuation of the Company (as defined in Note 3) as a going concern. During the year ended December 31, 2004 and three months ended March 31, 2005, the Company incurred net losses of $1,621,740 and $665,097 (unaudited), respectively, and had negative cash flows from operations of $1,664,303 and $681,366 (unaudited), respectively. In addition, the Company had accumulated deficits of $4,301,939 and $4,967,034 (unaudited) at December 31, 2004 and March 31, 2005, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful transition of the Company to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, the Company plans to continue to attempt to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Innovative Card Technologies and its wholly-owned subsidiary, PSA Co., (the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

                               REVENUE RECOGNITION

The Company's revenue is derived from various royalty agreements and is recognized when sales are reported by the licensee. Deferred revenue consists of payments received in advance of revenue being reported by the licensee to the Company.

                              COMPREHENSIVE INCOME

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any changes in equity from non-owner sources.

                            CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                             PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company provides for depreciation and amortization using the double-declining method over estimated useful lives of five to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, prepaid expenses and other current assets, due from related parties, accounts payable and accrued expenses, advances payable, and deferred revenue. The book value of all other financial instruments are representative of their fair values.

                            RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred.

                                 LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Since their effect would have been anti-dilutive, common stock equivalents of 2,400,000 warrants and 2,843,500 shares of Series A Preferred Stock were excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 and the year ended December 31, 2004. The Company did not have any common stock equivalents outstanding at the year ended December 31, 2004 and during the three months ended March 31, 2005.

                                  INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The results of operations presented for for the three months ended March 31, 2004 are those of LensCard US and LensCard International prior to the transactions with LCC on April 1, 2004. LensCard US is a limited liability company. Accordingly, all federal and state tax responsibilities of this entity are those of the members' individually. LensCard International is a foreign corporation whose income is derived from outside of the United States of America. Pursuant to the Internal Revenue Code Section 871, LensCard International is not subject to taxation in the United States of America. Therefore, a tax provision for LCC for these dates is not presented.

The effective tax rate differs from the statutory tax rate primarily as a result of the pre-merger LLC activity as discussed above and the change in the valuation allowance account.

The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At March 31,2005, the Company has approximately $2,035,000 (unaudited) and $2,034,000 (unaudited) in federal and state loss carryforwards available to offset taxes through December 31, 2025 and 2011, respectively.

The Company's deferred tax asset at March 31, 2005 of $888,000 (unaudited) consists of loss carryforwards, state taxes, and deferred revenue and has been offset entirely by a valuation allowance. The valuation allowance account has been increased by $297,000 during the three months ended March 31, 2005.

                              STOCK INCENTIVE PLAN

The Company accounts for its stock incentive plan under SFAS No. 123, "Accounting for Stock-Based Compensation," using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

                                    ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At times, cash balances are in excess of the insured limit.

                                 MAJOR SUPPLIER

The Company obtains the battery, a key component for the Company's power inlay technology, from a single source, Solicore, Inc., on a purchase order basis. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations, delay production for up to six months and impair the Company's ability to manufacture and sell products.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                RECLASSIFICATION

Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation. Such reclassification did not have any effect on the reported net loss.

                  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock-Based compensation. This Statement supersedes APB Opinion No. 23, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges it equity instructions for goods or services, It also addresses transactions in which an entity incurs liabilities in exchange for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of determining the effect on the financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005 and December 31, 2004 consisted of the following:

                                                   March  31,       December 31,
                                                       2005             2004
                                                   -----------      -----------
                                                   (unaudited)
Computer equipment                                   $ 9,808          $ 9,808
Office equipment                                       8,168            8,168
Furniture and fixtures                                18,270           18,270
Production equipment, capital lease                   32,598           32,598
Leasehold improvements                                 5,610            5,610
                                                   -----------      -----------
Property and Equipment,
before depreciation and amortization allowance        74,454           74,454

Less accumulated depreciation and amortization        36,298           32,011
                                                   -----------      -----------
   TOTAL                                             $38,156          $42,443
                                                   ===========      ===========

During the year ended December 31, 2004, the Company made commitments to purchase $222,966 worth of production equipment that was not received by the company by March 31, 2005 and therefore is not included in the Property and Equipment balance above. Please see Note 6 for additional details.

Depreciation and amortization expense was $7,255, $4,287 (unaudited), and $1,007 (unaudited) for the year ended December 31, 2004 and the three months ended March 31, 2005 and 2004, respectively.

NOTE 5 - NOTES PAYABLE

On October 30, 2002, the Company entered into a note payable with a financial institution in exchange, for an aggregate borrowing limit of $450,000. Of the $450,000, $350,000 was received during the 12 months ended December 31,2002 while $100,000 was received during the 12 months ended December 31,2003. The loan was repaid on May 24, 2004. The balance of the note payable bears interest at a rate of 4% per annum through the date of renewal, and 1.8% per annum thereafter. As of December 31, 2004 and March 31, 2005 the outstanding balance on the note payable was $0 and $0 (unaudited). The Company has no further borrowing capacity under this agreement.

On April 22, 2003, the Company entered into a second note payable with the same financial institution in exchange for gross proceeds of $150,000. The second note has been renewed through April 30, 2005. The balance of the note payable bears interest at 2.1% per annum through the date of renewal, and 1.8% per annum thereafter. As of December 31, 2004 and March 31, 2005, the outstanding balance on the note payable was $150,000 and $150,000 (unaudited).

On July 16, 2003, the Company entered into a third note payable with the same financial institution in exchange for gross proceeds of $150,000. The third note has been renewed through April 30, 2005. The balance of the note payable bears interest at 1.8% per annum through the date of renewal, and 1.9% per annum thereafter. As of December 31, 2004 and March 31, 2005, the outstanding balance on the note payable was $150,000 and $150,000 (unaudited).

On September 24, 2003, the Company entered into a fourth note payable with the same financial institution in exchange for gross proceeds of $150,000. The fourth note has been renewed through March 31, 2005. The balance of the note payable bears interest at 1.8% per annum through the date of renewal, and 1.8% per annum thereafter. As of December 31, 2004 and March 31, 2005, the outstanding balance on the note payable was $150,000 and $150,000 (unaudited).

On December 30 2003, the Company entered into a fifth note payable with the same financial institution in exchange for gross proceeds of $200,000. The fifth note matured on March 15, 2004 and was paid in full on May 24, 2004. The balance of the note payable beared interest at a rate of 4.0% per annum. As of December 31, 2004 and March 31, 2005, the outstanding balance on the note payable was $0 and $0 (unaudited). The Company has no further borrowing capacity under this agreement.

On May 24, 2004, the Company entered into a sixth note payable with the same financial institution in exchange for gross proceeds of $246,128. The sixth note matures on May 31, 2005. The balance of the note payable initially bears interest at 4.00% through the date of renewal. The interest rate is subject to change from time to time based on changes in an index which is based on the financial institution's prime rate. At December 31, 2004 and March 31, 2005, the outstanding balance on the note payable was $198,270 and $177,759 (unaudited).

The first, fifth and sixth notes payable were guaranteed by three shareholders of the Company. The second, third, and fourth notes payable are collateralized by personal certificates of deposit belonging to an officer and a shareholder of the Company. All outstanding principal, plus all accrued, unpaid interest are due on the respective maturity dates. The Company is required to make regular monthly payments of all accrued, unpaid interest due as of each payment date for the second, third and fourth notes payable. For the sixth note payable, the company is required to make eleven monthly payments of $6,837, subject to any change in the index rate. As of March 31, 2005, there are two monthly payments remaining for the sixth note payable.

NOTE 6 - COMMITMENTS

                        PRODUCTION EQUIPMENT COMMITTMENTS

The Company entered into commitments during the year ended December 31, 2004 for production equipment. The amounts remaining under the commitments that the company is required to pay for the equipment is as follows as of March 31, 2005:



                          Year Ending
                          December 31,
                             2005               $101,426
                                                --------
                             TOTAL(unaudited)   $101,426
                                                ========



Of the $101,426 the Company has committed to as of March 31, 2005, $48,191, is an obligation due to a European manufacturer. The remaining amount committed, $48,191, at March 31, 2004 is converted from 37,320 EURO. On April 5, 2005, the company paid, $24,435.27 (unaudited), 50% of the remaining commitment, to the European manufacturer. The remaining commitment will be paid once the equipment is installed. During the three months ended March 31, 2005, the Company paid $113,587 USD, to the European manufacturer towards this equipment, which is classified as a prepaid expense at March 31, 2005.

The remaining balance of the $101,426 the Company has committed to as of March 31, 2005, $53,235, is to a domestic manufacturer for specifically designed equipment. The progress payments are due to the domestic manufacturer upon reaching specific milestones. To date, the Company has made $36,755 in progress payments, which are classified as a prepaid expense at March 31, 2005. The Company believes that the specifically designed equipment will be completed during May 2005 at which time the remaining $53,235 will become due.

                                 EQUIPMENT LEASE

On November 30, 2004, the Company entered into a capital lease with CNC Associates, Inc. for the purchase of production equipment. The lease requires minimum monthly payments of $866 and expires on October 31, 2007. The capital lease is personally guaranteed by an officer and shareholder of the Company. Future minimum lease payments under this capital lease agreement at March 31, 2005 were as follows:



                      Year Ending
                      December 31,

                         2005                  $ 6,533
                         2006                    9,331
                         2007                    8,355
                                               -------
                           TOTAL (unaudited)    24,219

                      Less current portion       8,798

                                               -------
                      Long term portion         15,421



Equipment under capitalized lease amount to $32,598 and the related depreciation expense amounted to $2,173, $3,042 (unaudited), and $0 (unaudited) for the year ended December 31, 2004 and three months ended March 31, 2005 and 2004, respectively.

                                      LEASE

The Company subleases its office space under a non-cancelable operating lease agreement from a shareholder. The lease requires minimum monthly payments of $2,568 and expires in May 2005 and requires the company to pay 15.03% of any additional rents and/or charges of any kind due from Bemel & Ross. The additional rents and/or charges that may be due consist of direct costs passed through the master landlord to Bemel & Ross. The direct costs are based on operating costs during the calendar year ending December 31, 2003, or the base year. Thereafter, if the direct costs in a subsequent year exceed the direct costs in the base year, the master landlord bills Bemel & Ross its proportionate share of the excess of direct costs, which may include tax costs related to real estate and/or costs and expenses incurred by the master landlord in connection with common areas of the building, the parking structure or the cost of operating the building. Through March 31, 2005, Bemel & Ross has charged the company for additional rents and/or charges in the amount of $3,605. Future minimum lease payments under this operating lease agreement at March 31, 2005 were as follows:


                     Year Ending
                     December 31,
                        2005                    5,136
                                              -------
                          TOTAL               $ 5,136
                                              =======


Rent expense was $10,161 and $7,704 for the three months ended March 31, 2005 and 2004, respectively.

                                AGENCY AGREEMENT

On February 19, 2001, the Company entered into an exclusive 10 year agreement with a sales agent, not affiliated with the Company, to solicit orders for certain of its products in all countries, except Canada, the United States and all countries within South America. There are no minimum sales requirements that must be met in order to maintain exclusivity. Under the agreement, this agent is entitled to a percentage, ranging from 10% to 35%, of our revenues received on orders obtained by the agent in this territory. The agreement may be terminated for uncured material breach of contract, bankruptcy or insolvency, or upon the death or disability of the holder of a majority of the agent's membership interests. Since inception, the agent has obtained no orders and, therefore, no amounts have been paid to the agent. This agreement was mutually terminated by both parties on October 12, 2004.

                           REVENUE SHARING AGREEMENTS

In 1998, Universal Magnifier LLC, a California limited liability company, was founded by Alan Finkelstein, the inventor of the LensCard, and Luc Berthoud for the purpose of licensing the LensCard in the United States. In January 1999, Universal Magnifier LLC merged into LensCard US LLC, a Delaware limited liability company that was organized on January 7, 1999 for the purpose of changing Universal Magnifier's name and place of organization. In 1995, Universal Magnifier International Limited, an international business company under the laws of the British Virgin Islands, was founded for the purpose of licensing the LensCard worldwide other than the United States. In October 1998, Universal Magnifier International Limited changed its name to LensCard International Limited. In exchange for the rights to exploit the LensCard patents, trademarks and related intangibles, LensCard US LLC and LensCard International Limited agreed to make royalty payments to Alan Finkelstein and Bradley Ross.

On April 2, 2004, Alan Finkelstein, Bradley Ross and Michael Paradise, who owned one percent of Mr. Finkelstein's interest in the royalty payments, collectively transferred their rights to the royalty payments to the company in exchange for an aggregate of 5,500,000 shares of the company's common stock. The company then immediately transferred these royalty rights to PSACo, Inc., a Delaware corporation, in exchange for 25,000 shares of PSACo's common stock, or all of its outstanding common stock, causing PSACo to become our wholly owned subsidiary. As of June 30, 2004, these royalty payments accounted for 100% of the company's revenue on a consolidated basis.

On April 6, 2004, LensCard US LLC exchanged all of its outstanding membership interests the company for 1,000,000 shares of the company's common stock. Effective April 6, 2004, LensCard International Limited merged with and into our company. As a result of this reorganization and merger, the company owns the intellectual property rights to the LensCard and are obligated to make payments related to these rights to PSACo, our wholly owned subsidiary.

As of December 31, 2004 and 2003, annual sales have not been sufficient to require any payments pursuant to the above agreements to PSACo., the company's wholly owned subsidiary. Any future payments that may be required will be recorded as a reduction of revenue.

                   PATENT AND TRADEMARK LICENSE AGREEMENTS

The Company has entered into various Patent and Trademark License Agreements with financial institutions granting a limited, non-exclusive right and license to make, distribute, market, sell, and use credit cards or debit cards containing a magnifying lens (the "Licensed Products"). These agreements are as follows:

o An agreement dated July 17, 1998, providing for royalties to the Company at the lesser of:

(a) the total of $0.45 and $0.225 for each Licensed Product when newly issued to a customer or renewed by a customer, respectively.

(b) 90% of the lowest corresponding amounts paid by an other licensee of the Company whose principal business is banking or other financial services.

Royalties will be due and payable quarterly within 60 days after the last day of each calendar quarter. This agreement was cancelled on June 29, 2004.

o An agreement dated January 2, 2001, providing for royalties to the Company at the following rates:

            Number of Licensed Products                Royalties
            Distributed in Calendar Year                per Card
            ----------------------------               ---------
            less than 100,000                           $ 2.20
            100,000 to 199,999                          $ 1.65
            200,000 to 249,999                          $ 1.25
            250,000 to 499,999                          $ 1.10
            500,000 and above                           $ 1.00


Royalties will be due and payable quarterly within 30 days after the last day of each calendar quarter. The agreement was cancelled on September 30, 2003. No products were distributed under this agreement.

o An agreement dated January 26, 2001, providing for a flat fee of $10,000 in consideration of several marketing tests. The Agreement expired July 31, 2001.

o An agreement dated January 30, 2001, providing for royalties to the Company at the rate of $1 per Licensed Product issued to a customer. Royalties were due and payable quarterly within 30 days after the last day of each calendar quarter. The agreement expired on December 31, 2002.

o An agreement dated July 9, 2001, providing for royalties to the Company at the rate of $1.20 per LensCard issued to a customer. Royalties will be due and payable quarterly within 30 days after the last day of each calendar quarter. The company receives sales reports within thirty days following the end of a calendar quarter from the customer. The agreement is effective until July 9, 2006.

o An agreement dated January 16, 2002 and expiring on March 31, 2004, providing for royalties to the Company at the rate of $1.50 per LensCard issued to a customer. Royalties will be due and payable quarterly within 30 days after the last day of each calendar quarter. The company receives sales reports within thirty days following the end of a calendar quarter from this customer. On April 1, 2004, the agreement was extended requiring a $12,500 payment by the customer with the Company receiving a royalty of $0.25 per licensed products and $0.50 for each additional LensCard sold thereafter. The revised agreement is effective until April 1, 2008.

                        MASTER PATENT LICENSE AGREEMENTS

On July 1, 1999, the Company entered into a master agreement, providing for royalties to the Company equaling a percentage of total royalties received by the licensee as follows:

o  for amounts up to USD 200,000 95%

o  for amounts between USD 200,000 and USD 500,000 97%

o  for exceeding USD 500,000 98%

Royalties were due and payable within three business day after actual receipt by the licensee. The agreement expired June 30, 2002.

On October 1, 1999, the Company entered into a license agreement with a financial institution, providing for royalties to LensCard International at the rate of $2.50 for each card in a designated territory and $5 for all other new issuances. In addition, annual minimum royalty payments of $50,000 and $75,000 were due for the periods ending September 30, 2000 and 2001, respectively. The agreement expired on September 30, 2001.

On September 9, 2000, the Company assigned all of its rights, duties, and obligations under the October 1, 1999 license agreement to the licensee of the July 1, 1999 master agreement. In connection with the assignment, the Company guaranteed the licensee's performance on the October 1, 1999 agreement, with the financial institution consenting to the assignment.

                              EMPLOYMENT AGREEMENT

The Company has entered into an Employment Agreement with an officer for the term of three years, commencing January 1, 1998 and ending, unless terminated earlier, on January 1, 2000; however, on each anniversary date of the Agreement, a year is added automatically to the term. As of March 31, 2005, the termination date is January 1, 2006. The officer earns $12,500 as a monthly salary.

NOTE 7 - SHAREHOLDERS' DEFICIT

                                 PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

o From April 7, 2004 through October 18, 2004, investors purchased 2,568,500 shares of LCC convertible series A preferred stock ("Preferred Stock") for $2,568,500, which includes the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of Series A Preferred Stock that were issued on April 7, 2004. Not included in the $2,568,500 is, certain shareholders converted unsecured advances owed to them by the Company totaling $275,000 into 275,000 shares of Series A Preferred Stock. Each share of Preferred Stock has a $.001 par value, a non-cumulative dividend of $0.06 per share when and if declared by the board of directors, liquidation preference over the common stock, and conversion rights into one share of common stock at $1 per share. Each share of Preferred Stock shall be automatically converted into shares of Common Stock upon either (i) a majority of the outstanding shares of Preferred Stock, voting as a separate class, approves the conversion; or (ii) some or all of the common shares underlying the Preferred Stock are covered by an effective registration statement filed with the SEC.

                                  COMMON STOCK

During the year ended December 31, 2002, the Company completed the following:

o  A shareholder contributed $21,000

o Certain shareholders converted notes payable - related parties totaling $664,484 into capital.

During the year ended December 31, 2003, the Company completed the following:

o On December 23, 2003, LCC entered into a Securities Purchase Agreement with a private investor under which it was to receive $50,000 in exchange for a unit that consisted of 500,000 shares of LCC common stock and warrants to purchase 2,400,000 shares of LCC common stock. The 2,400,000 warrants were then issued to the following private investors/groups: 700,000 warrants to Elmsmere Group

   Ltd, 700,000 warrants to Freemount Trading Ltd., 375,000 warrants to Diana Derycz-Kessler, 375,000 warrants to Paul Kessler, 200,000 warrants to Steve Emerson, and 50,000 warrants to Tyler Runnels. The closing was contingent upon the private investor introducing potential investors to us and these potential investors or investment funds affiliated with the private investor purchasing a minimum of $1,500,000 worth of the Company's series A preferred stock at a price per share of $1.00 before February 1, 2004. As of May 5, 2004, the parties waived this closing contingency under the Securities Purchase Agreement. On May 5, 2004, the Company received $50,000 from the private investor and issued 500,000 shares of its common stock and warrants to purchase 2,400,000 shares of its common stock pursuant to the Securities Purchase Agreement. Each warrant issued to the private investor vests immediately and allows the holder to purchase one share of common stock for $1.00. Of the 2,400,000 shares, the right to purchase 100,000 shares will expire 60 days after the effective date of the registration statement registering the underlying shares, and thereafter, the right to purchase an additional 100,000 shares will expire on a monthly basis for the next nine months. In any event, the warrants will expire on September 5, 2006. If there is no effective registration statement registering the underlying shares by May 5, 2005, these warrants contain cashless exercise provisions that allow the holder to exercise the warrant for a lesser number of shares of common stock in lieu of paying cash. The fair value of each warrant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 2.34%; and expected life of 2.5 years. The number of shares that would be issued in this case would be based upon the market price of the common stock at the time of the net exercise, or if there is no market price, the price per share as determined by the Company's board of directors.

During the twelve months ended December 31, 2004, the Company completed the following:

o On June 28, 2004, LCC issued 50,000 shares of common stock at a price per share of $1.00 as payment for legal services.

                                    WARRANTS

The following summarizes the warrant transactions:



                                             Warrants           Weighted-Average
                                            Outstanding          Exercise Price
                                            -----------          --------------
Outstanding,
   December 31, 2004                        2,400,000            $        1.00
   Granted                                         --            $          --

Outstanding, March 31, 2005                 2,400,000            $        1.00

Exercisable, March 31, 2005                 2,400,000            $        1.00



The weighted-average fair value of the warrants granted during the twelve months ended March 31, 2005 for which the exercise price equals the market price on the grant date was $0.88, and the weighted-average exercise price was $1.00. No warrants were granted during the three months ended March 31, 2005 for which the exercise price was less than or greater than the market price on the grant date. The weighted-average remaining contractual life of the warrants as of March 31, 2005 is fifteen months.

                            2004 STOCK INCENTIVE PLAN

The Company's Board of Directors and stockholders approved the 2004 Stock Incentive Plan in August 2004. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to the Company's employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to the Company's employees, directors and consultants.

The Company has reserved a total of 2,215,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The board of directors, or a committee of the board, administers the 2004 Stock Incentive Plan. Stock options are generally granted with terms of up to ten years and vest over a period of five years under the 2004 Stock Incentive Plan. The administrator determines the exercise price of options granted under the 2004 Stock Incentive Plan, but the exercise price must not be less than 85% of the fair market value of the Company's common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value per share of the Company's common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of the Company's common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company's outstanding stock or the outstanding stock of any parent or subsidiary of the Company, the term must not exceed five years an the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

The 2004 Stock Incentive Plan will automatically terminate on August 5, 2014, unless it terminates sooner because all shares available under the Plan have been issued or all outstanding options terminate in connection with a change of control. In addition, the Board of Directors has the authority to amend the 2004 Stock Incentive Plan provided this action does not impair the rights of any participant. As of March 31, 2005, 1,275,000 incentive stock options were issued under the Plan, however, no non-statutory stock options, restricted stock, stock appreciation rights or performance shares have been granted under the Plan. On October 12, 2004, we granted to employees, officers, directors and consultants options to purchase 1,275,000 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2004, 940,000 shares are available for grant under the 2004 Stock Incentive Plan. No compensation cost was recognized for the three months ended March 31, 2005 as no stock options were exercised.

The fair value of each option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 2.34%; and expected life of 10 years. The number of shares that would be issued in this case would be based upon the market price of the common stock at the time of the net exercise, or if there is no market price, the price per share as determined by the Company's board of directors.

Stock options - A summary of stock option activity and weighted average exercise prices for the three months ended March 31, 2005 and year ended December 31, 2004 is as follows:



                                          2005                           2004
                                         Shares       Exercise Price    Shares       Exercise Price
                                         ------       --------------    ------       --------------
Outsanding,
  beginning of year                    1,275,000       $    1.00              --       $      --
Granted                                       --              --       1,275,000       $    1.00
Exercised                                     --              --              --              --
Forfeited                                     --              --              --              --
                                       ---------       ---------       ---------       ---------
Outstanding,
  at March 31, 2005 and
  December 31, 2004, respectively      1,275,000       $    1.00       1,275,000       $    1.00
                                       =========       =========       =========       =========
Exercisable,
  at March 31, 2005 and
  December 31, 2004, respectively        305,000       $    1.00         285,000       $    1.00



The following table summarizes information concerning options outstanding and options exercisable as of March 31, 2005

                                        Outstanding                                       Exercisable

                                                Weighted
                                                Average
                                               Remaining            Weighted                         Weighted
                                              Contractual           Average                          Average
Range of Exercise Price             Shares    Life (years)      Exercise Price        Shares     Exercise Price
-----------------------             ------    ------------      --------------        ------     --------------
$1.00                               2,215,000        9                 $1.00            305,000       $1.00
                                    ---------    -----             ---------        -----------       -----
                                    2,215,000        9                 $1.00            305,000       $1.00
                                    =========    =====             =========        ===========       =====


NOTE 8 - RELATED PARTY TRANSACTIONS

                            DUE FROM RELATED PARTIES

From time to time, the Company enters into related party transactions with several officers, shareholders, and other related parties. As of March 31, 2005 and December 31, 2004, the Company was due $0 (unaudited) and $0, respectively.

                       ADVANCES PAYABLE - RELATED PARTIES

Advances payable - related parties at December 31, 2004 and March 31, 2005 consisted of unsecured advances that were made to the Company for working capital purposes that were originally advanced to the company in 2001 and 2002. The related parties that advanced the funds to the Company were Luc Berthoud, Bradley Ross, and Alan Finkelstein. The unsecured advances were non-interest-bearing and payable upon demand. Luc Berthoud, Bradley Ross and Alan Finkelstein converted their $275,000 in advances owed to them by the company into 275,000 shares of Series A Preferred Stock on June 22, 2004.

                       ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at March 31, 2005 and December 31, 2004 consisted of amounts due for consulting, legal, and accounting services rendered and were $393,875 (unaudited) and $373,980 respectively. As of March 31, 2005, $4,513 is due for estimated costs for additional rents and/or charges relating to the lease of office space that the Company has Bemel and Ross, a certified public accounting firm that Bradley Ross is a partner in. And $133,333 is due to Forest Finkelstein for consulting services rendered through March 31, 2005 and $240,387 is owed to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm which, the Company's director, George Hoover, is a partner in. The amounts are currently due to all three parties. The deferred amount payable to Forest Finkelstein and BSTZ are non-interest bearing and are payable upon demand. However, both parties have deferred payment until we have sufficient liquidity to pay.

                              CONSULTING AGREEMENTS

The Company entered into Consulting Agreements with Alan Finkelstein and Forest Finkelstein, both of whom are related parties. For Alan Finkelstein, during the three months ended March 31, 2005 and 2004, the Company paid $0 and $0, respectively. For Forest Finkelstein, during the years ended March 31, 2005 and 2004, the Company paid $2,500 and $0, respectively.

                               ACCOUNTING SERVICES

Bradley Ross, one of the Company's shareholders, is a partner in a certified public accounting firm, Bemel & Ross, which has provided accounting and tax services to the Company. During the three months ended March 31, 2005 and 2004, the Companies paid $0, and $0, respectively, to this entity for services rendered.

                                 LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a director of the Company, is a partner in. During the three months ended March 31, 2005 and 2004, the Company paid $73,471 and $0, respectively, to this entity for legal services rendered.

NOTE 9 - SUBSEQUENT EVENTS (UNAUDITED)

On May 5, 2005, the Security and Exchange Commission declared the Company's SB-2 registration statement filed on October 19, 2004, as amended, effective. On that date all 2,843,500 shares of convertible series A preferred stock ("Preferred Stock") was converted to common stock on a one-for-one basis. After the conversion, there were no shares of Preferred Stock outstanding.

On May 10, 2005, the Company's Board of Directors gave Company management authorization to negotiate with the Company's current warrant holders of 2.4 million warrants ("Warrant Holders") incentives to exercise their warrants by offering the Warrant Holders a new warrant for each warrant exercised. Additionally, on May 10, 2005, the Company's Board of Directors gave Company management authorization to negotiate with the Company's creditors ("Debt Holders") to convert any existing debt that the Company owes into stock. As of May 13, 2005, no definitive agreements have been reached with Debt Holders or Warrant Holders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as "may", "will", "expect", "anticipate", "estimate", "seek", "intend", "believe" or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-QSB, particularly in "Factors That May Affect Results," that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission.

 Overview

      Our predecessor entities, Universal Magnifier International Limited and Universal Magnifier LLC, were co-founded in 1995 and 1998 by Alan Finkelstein, the LensCard inventor. We commenced sales of the LensCard in 1998. Since our inception in 2002, our core focus has been and continues to be on research and development and marketing of our power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to ISO compliant cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. We have devoted a significant majority of our efforts to complete the development of our power inlay technology, initiate marketing and raising the financing required to do so and fund our expenses. We have generated limited revenues that derive from licensing agreements of our LensCard product, most of which have terminated. At this time, we have no plans to renew these agreements or to further market or sell the LensCard, unless requested by a customer.

      Since inception, we have been unprofitable. We incurred a net loss of $665,097 for the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of $4,967,034. Our continued existence is dependent upon our ability to obtain additional financing. We anticipate that the sales of our LightCard will not be sufficient enough to sustain our operations, and further anticipate that after such introduction we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months, as they relate to retaining and obtaining key personnel, further research and development relating to the production of our power inlay technology, and purchasing necessary equipment for production, have been and will continue to be significant. As of March 31, 2005, we have funded our operations through loans in the amount of $627,759 from a bank, accounts payable due to Forest Finkelstein in the amount of $133,333, accounts payable due to Blakely Sokoloff, Taylor & Zafman, LLP a law firm that George Hoover, one of our directors, is a partner in, in the amount of $240,387, and a series A preferred stock offering whereby we raised $2,568,500, which includes the conversion of $340,000 worth of convertible promissory notes into

340,000 shares of series A preferred stock that were issued on April 7, 2004. On June 22, 2004, we issued 275,000 shares of series A preferred stock to related parties in a conversion of $275,000 in unsecured advances owed to them. In March 2005, two of our principal stockholders, Union Finance International Corp. and Bristol Investment Fund, Ltd., loaned us a combined total of $500,000 in the form of secured demand promissory notes, which create security interests in our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims.

      We will need to obtain additional financing in addition to the funding already raised through the sale of equity securities and debt financing. For the next several months, we anticipate that we will continue to attempt to use promissory notes from our stockholders. However, if we are unable to borrow funds from our stockholders, we will need to raise additional capital from other sources. Our resources will not be sufficient to fund operations during May 2005. We currently do not have any binding commitments for, or readily available sources of, additional financing and will not receive any proceeds from this offering. Our future liquidity is dependent upon our ability to raise additional capital. We may be forced to sell assets, cease our business and operations, and we may become insolvent.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

      Revenue recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

      We generate revenue from one source: licensing of the LensCard to various credit card issuers. The LensCard is composed of a credit card with a small magnifying lens embedded into the card. We sell time-based licenses to various credit card issuers. We recognize royalties attributable to these time-based licenses as they are sold to the credit card issuers' customers. Royalty revenue is recognized when each LensCard is sold by an issuer in accordance with SAB 104.

      We anticipate that the majority of our revenues in the coming year will come from financial cards that contain a light and a magnifying lens as well as a light. We intend to sell these cards directly to banks that issue financial cards. Additionally, we intend to enter into arrangements whereby our intellectual properties will be licensed to other strategic partners and we will share in revenues or licensing fees.

      We currently have no arrangements with any companies with regard to revenue sharing or licensing fees for financial cards that contain a light and magnifying lens as well as a light. We have agreements with two banks that issue financial cards for the LensCard product, one which expired on December 31, 2004. The revenue generated from the LensCard agreements is negligible, and we expect that the sales of the LensCard will have no impact on our results of operations.

      Deferred revenue is recorded when the payments from the credit card issuers are received by us prior to the sale of the LensCard to the credit card issuers' customers.

      Accounts receivable allowances. Because our sales to date have been to large credit card issuers, we have experienced very few issues surrounding payment for products and services. Consequently, we have no allowances for doubtful accounts. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers.

      Our first product, the LightCard, or a financial card that has a light with or without a magnifying lens, has been fully developed. We are currently creating a mass production process for the LightCard that we expect to complete when our ordered capital equipment arrives in May 2005. We anticipate that from April 2005 through June 2005, we will be able to produce between 1,000 to 5,000 LightCards per month. In July 2005, if we are able to complete the manufacturing process for producing LightCards on a mass production basis and obtain sufficient additional financing to do so, we will be able to manufacture 25,000 LightCards per month. If the demand for the LightCard is substantial, we may be able to increase our capacity to 100,000 cards per month by late 2005, however, our ability to produce this amount of LightCards is limited to the amount of component parts that we are able to procure, one of which is only presently available from one supplier. The battery, a key component of our power inlay technology, is presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture the LightCards is unknown at this time, as we have not produced the LightCards on a mass production basis. However, if the capital equipment needed for mass production is defective or does not conform to production requirements, or we unable to procure component parts from our key suppliers, there will be substantial delays in manufacturing and selling the LightCards. Additionally, if there is no demand for the LightCard by banks that issue financial cards we will have no benefit from the LightCard.

      Our other products that are designed to use the power inlay technology are still in the early stages of development. At this time, we are unable to determine when the other products will become fully developed, manufactured and sold to banks that issue financial cards.

We estimate that our capital requirements for the next twelve months will be as follows:

Line of Credit and notes payable repayment obligations                $  650,000
Capital equipment expenditures and capital lease obligations             360,000
General and administrative expenses                                    1,320,000
Professional Fees                                                        880,000
Consulting Fees                                                          120,000
Research and development                                                 550,000
Total estimated capital requirements                                  $3,880,000

      Costs of production are not included in our capital requirements as we intend to only incur these costs once orders for our products are received from our potential customers.

Results of Operations

Comparison of the Three Months Periods Ended March 31, 2005 and March 31, 2004

Overview

Our financial results for the three months ended March 31, 2005 reflect a net loss of $665,097, or $0.08 per share (basic and diluted), compared to a net loss of $271,280, or $0.14 per share (basic and diluted), for the three months ended March 31, 2004.

The major factors contributing to our net loss of $665,097 during the first quarter of 2005 were general and administrative expenses, research and development expenses relating to new products, and professional fees. The major factors contributing to our net loss during the first quarter of 2004 were primarily the result of consulting fees, administrative expenses, and research and development expense.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue decreased from $5,027 for the three months ended March 31, 2004 to $1,626 for the three months ended March 31, 2005. The decrease resulted primarily from fewer royalties of the LensCard as we have not been actively marketing the LensCard product or licensing the LensCard product to third parties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation expense.

Administrative expense increased from $83,807 for the three months ended March 31, 2004 to $250,463 for the three months ended March 31, 2005. Administrative expense increased primarily due to the establishment of our office, hiring additional employees, and additional travel expenses relating to business development. We anticipate that administrative expense will increase in absolute dollars as we incur increased costs associated with continuing to establish our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense decreased from $62,500 for the three months ended March 31, 2004 to $7,500 for the three months ended March 31, 2005. Consulting expense primarily decreased as a result of a consultant converting to a full time employee. We anticipate that our consulting expense will decrease in absolute dollars as the company does not presently have the intention of hiring outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our external counsel, auditors and other outside services rendered to the company.

Professional fees expense increased from $44,236 for the three months ended March 31, 2004 to $134,693 for the three months ended March 31, 2005. Professional fees expense primarily increased due to additional amounts paid to our external auditors and counsel in connection with the filing of the company's registration statement as well as fees relating to the maintenance and establishment of the company's intellectual property rights. We anticipate that professional fees will continue to increase in absolute dollars as the company will continue to incur greater costs in maintaining and establishing its intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $72,616 for the three months ended March 31, 2004 to $268,874 for the three months ended March 31, 2005 due to increased research and development of the LightCard and SoundCard. We expect our research and development expenses to increase in absolute dollars as we continue to invest in developing new credit card enhancements.

Interest expense. Interest expense decreased from $13,149 for the three months ended March 31, 2004 to $5,317 for the three months ended March 31, 2005 due to the partial retirement of notes payable.


Liquidity and Capital Resources

Discussion of Results

Our principal sources of liquidity are cash and cash equivalent balances, which were $337,998 at March 31, 2005, and $541,784 at December 31, 2004. Our cash and cash equivalent balances will not be enough to satisfy our obligations due in May 2005. Since our inception, we have incurred significant losses, and as of December 31, 2004 and March 31, 2005 we had an accumulated deficit of $4,301,939 and $4,967,034, respectively.

      Net cash used in operating activities was $681,366 for the three months ended March 31, 2005 as compared with $110,149 for the three months ended March 31, 2004. The increase was due primarily to greater net loss, decreases in accounts payable and accrued expenses, and prepayments for equipment that has not been placed into production.

      Net cash provided by financing activities was $498,089 for the three months ended March 31, 2005 as compared to net cash provided by financing activities of $72,458 for the three months ended March 31, 2004. The increase was due to $500,000 of proceeds of notes payable loaned to us by related parties during the three months ended March 31, 2005.

Equity and Debt Financings and Accounts Payable

      To date, our operations have been funded through bank loans in the amount of $1,346,128, loans in the form of secured demand promissory notes totaling $500,000 from Bristol Investment Fund, Ltd. and Union International Finance Corp., the issuance of series A preferred stock, including the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of Series A preferred stock in which we raised gross proceeds of $2,568,500, and the conversion of $275,000 in unsecured advances due to related parties into Series A preferred stock. As of March 31, 2005, we had accounts payable due to related parties, Forest Finkelstein, in the amount of $133,333, and Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, one of our directors, is a partner in, in the amount of $240,387. The agreements with Forest Finkelstein and Blakely, Sokoloff, Taylor and Zafman to defer payments are based on written communications that may not be enforceable. If Forest Finkelstein or Blakely, Sokoloff, Taylor and Zafman require us to make these payments, we may not have the funds to do so and we may become insolvent.

      On December 23, 2003, we entered into a Securities Purchase Agreement with Bristol Capital, LLC under which we were to sell a unit that consisted of 500,000 shares of our common stock and warrants to purchase 2,400,000 shares of our common stock at an exercise price of $1.00 per share in exchange for $50,000. The closing was contingent upon Bristol Capital, LLC introducing potential investors to us and these potential investors or investment funds affiliated with Bristol Capital purchasing a minimum of $1,500,000 worth of our series A preferred stock at a price per share of $1.00 before February 1, 2004. As of May 5, 2004, the parties waived this closing contingency under the Securities Purchase Agreement. On May 5, 2004, we received $50,000 from Bristol Capital, LLC and issued 500,000 shares of our common stock and warrants to purchase 2,400,000 shares of our common stock pursuant to the Securities Purchase Agreement.

      From April 7, 2004 to October 18, 2004, we issued 2,568,500 shares of Series A preferred stock at a price per share of $1.00 to a number of investors pursuant to a private placement, including the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of series A preferred stock that were issued on April 7, 2004, and raised gross proceeds of $2,568,500.

      On May 24, 2004, we obtained a loan in the amount of $246,128. We are required to pay interest at a rate equal to a prime rate set by City National Bank, which currently is 4.0%, on the loan. Beginning on June 30, 2004, we must pay this loan in 11 principal payments of $6,837 and one final principal and interest payment of $171,511 on the maturity date of May 31, 2005. Additionally, on May 24, 2004, we renewed three notes payable, each in the amount of $150,000, from City National Bank that were originally dated April 22, 2003, July 16, 2003 and September 24, 2003. Of the three notes payable, two of them have an interest rate of 1.8% and one has an interest rate of 1.9%. Beginning on June 30, 2004, we are required to pay monthly interest payments on amounts drawn from the notes payable, with all outstanding principal and accrued and unpaid interest due on April 30, 2005. As of March 31, 2005 with respect to each note payable, we had drawn the full amount, $150,000 on each note payable, for an aggregate amount of $450,000 drawn through March 31, 2005. There is no further borrowing capacity available under each of the notes payable. Upon maturity of the notes payable and loan, we plan to either renew these with City National Bank or repay the notes payable or loan if we are able to obtain additional funding.

      On June 22, 2004, we issued 275,000 shares of series A preferred stock to Alan Finkelstein, Bradley Ross and Luc Berthoud in a conversion of $275,000 in unsecured advances due to Alan Finkelstein, Bradley Ross and Luc Berthoud. The conversion was made at $1.00 per share.

      On November 30, 2004, we entered into a capital lease for equipment that cost $32,598 with CNC Associates, Inc. for production equipment that was personally guaranteed by our chief executive officer, Alan Finkelstein. The lease requires minimum monthly payments of $866 and expires on October 31, 2007.

      In March 2005, we obtained loans in the form of secured demand promissory notes totaling $500,000 from Bristol Investment Fund, Ltd. and Union Finance International, Corp, a company that Karim Souki is a director of. Karim Souki, is the brother of Charif Souki, a member of our board of directors. Union Finance International Corp. loaned us $333,000 on March 31, 2005 while Bristol Investment Fund, Ltd. loaned us $167,000 on March 30, 2005 for the combined total of $500,000. The secured demand promissory notes create security interests in our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes are payable without notice by the demand of Union Finance International Corp. or Bristol Investment Fund, Ltd. There is no further borrowing capacity under both of the secured demand promissory notes and we plan to repay the secured demand promissory notes if we are able to obtain additional funding.

      During late March and early April 2005, certain principal stockholders, directors and executive officers agreed to defer payments owed to them. The parties that have agreed to defer payments owing to them are as follows: $5,600 to Bemel & Ross, of which one of our principal stockholders, Bradley Ross, is a partner in, $4,200 to Alan Finkelstein, our chief executive officer and chairman of the board, and $5,000 to Forest Finkelstein, who is the son of Alan Finkelstein. These agreements are based on written communications that may not be enforceable. If Bemel & Ross, Alan Finkelstein or Forest Finkelstein require us to make these payments, we may not have the funds to do so and we may become insolvent.

Liquidity Risk

Our cash and cash equivalent balances will not be sufficient to satisfy our obligations due in May 2005. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities and debt financing to fund our cash needs and continue our operations during May 2005. We currently do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could become insolvent and be forced to cease operations.

Factors That May Affect Results

AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

      Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Since our incorporation on November 22, 2002, we have primarily been and continue to be involved in development of products using our power inlay technology and marketing these products under development to industry partners. In 1998, Alan Finkelstein commenced commercialization of our first product, the LensCard, and entered into license agreements with banks and credit card issuers, most of which have terminated. After discovering the possibility of placing power into an International Organization of Standards (ISO) compliant card, we began to focus our efforts on the development of our power inlay technology and not on the marketing of the LensCard. For these reasons, we expect that future orders for the LensCard will be substantially less. Although management believes that our power inlay technology and products under development have significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are unsuccessful in developing our business, the common stock you receive may never have value.

WE HAVE AN ACCUMULATED DEFICIT OF $4,967,034 AS OF MARCH 31, 2005 AND HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

      We have incurred significant net losses every year since our inception, including net losses of $665,097 for the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of $4,967,034. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date, we have not yet generated significant recurring revenues. Our limited revenues that derive from sales of the LensCard and the limited revenues that we may receive from sales of the LightCard have not been and will not continue to be sufficient to sustain our operations. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our power-based card enhancement products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2004 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE ENTERED INTO SECURED DEMAND PROMISSORY NOTES THAT CONTAIN NO NOTICE OR DEMAND PERIOD WITH TWO PRINCIPAL STOCKHOLDERS. IF A DEMAND FOR PAYMENT IS MADE AND WE HAVE NO FUNDS AVAILABLE TO MAKE PAYMENT, OUR ASSETS MAY BE SUBJECT TO FORECLOSURE AND WE MAY BECOME INSOLVENT.

      In March 2005, two of our principal stockholders, Union Finance International Corp. and Bristol Investment Fund, Ltd. collectively loaned us $500,000 through secured demand promissory notes. Karim Souki, a director of Union Finance International Corp., is the brother of Charif Souki, who is a member of our board of directors. Union Finance International Corp. loaned us $333,000 on March 31, 2005 while Bristol Investment Fund, Ltd. loaned us $167,000 on March 30, 2005 for a combined total of $500,000. The secured demand promissory notes create security interests in our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes are payable without notice by the demand of Union Finance International Corp and Bristol Investment Fund, Ltd. If a demand for payment is made by Union Finance International Corp. or Bristol Investment Fund Ltd. and we have no funds available to make payment, our unencumbered operating and non-operating assets may be subject to foreclosure subject to the terms of the secured demand promissory notes and we may become insolvent.

OUR SUCCESS REQUIRES ADDITIONAL CAPITAL. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE MAY BECOME INSOLVENT.

      Our resources will not be sufficient to fund operations during May 2005 even though certain parties have agreed to defer payments owed to them. The parties that have agreed to defer payments owing to them are as follows: $4,513 to Bemel & Ross, of which one of our principal stockholders, Bradley Ross, is a partner in, $15,641 to Alan Finkelstein, and $133,333 to Forest Finkelstein, who is the son of Alan Finkelstein. In addition, Blakely Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, one of our directors, is a partner in, has agreed to to defer payments for an aggregate amount of $240,387 as long as we continue to make the $7,000 to $10,000 monthly payments, until we have sufficient liquidity to pay the balance. All of these agreements to defer payments are based on written communications and may not be enforceable. If Blakely Sokoloff, Taylor and Zafman, Bemel & Ross, Alan Finkelstein or Forest Finkelstein require us to make payments, we may not have the funds to do so and we may become insolvent. We will require additional capital in order to operate beyond April 2005. In March 2005, we received $500,000 in the form of secured demand promissory notes from two of our principal stockholders as noted in the prior risk factor. For the next several months, we anticipate that we will continue to attempt to use promissory notes from our stockholders. However, if we are unable to borrow funds from our stockholders, we will need to raise additional capital from other sources to fund our cash needs and continue our operations. We currently do not have any binding commitments for, or readily available sources of, additional financing and will not receive any proceeds from this offering. As noted in the prior risk factor addressing our accumulated deficit of $4,967,034, we anticipate that the sales of our LightCard will not be sufficient enough to sustain our operations, and further anticipate that after such introduction we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. If we do not obtain additional financing, our operations and liquidity would be materially adversely affected and we could become insolvent.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS, AND WE WILL BE UNABLE TO MANUFACTURE OR DELIVER OUR PRODUCTS IF SHIPMENTS FROM THESE SUPPLIERS ARE INTERRUPTED OR ARE NOT SUPPLIED ON A TIMELY BASIS.

      We obtain the battery, a key component for our power inlay technology, from a single source on a purchase order basis from Solicore, Inc. We believe that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations, delay production for up to six months and impair our ability to manufacture and sell our products.

      Our dependence upon outside suppliers exposes us to risks, including:

      o the possibility that our suppliers could terminate their services at any time;

      o the potential inability of our suppliers to obtain required components or products;

      o reduced control over pricing, quality and timely delivery, due to the difficulties in switching to alternative suppliers;

      o the potential delays and expense of seeking alternative sources of suppliers; and

      o  increases in prices of key components.

IF WE ARE NOT ABLE TO DEVOTE ADEQUATE RESOURCES TO PRODUCT DEVELOPMENT AND COMMERCIALIZATION, WE MAY NOT BE ABLE TO DEVELOP OUR PRODUCTS.

      Our business strategy is to develop and market new products using our power inlay technology that can enhance payment and other information-bearing plastic cards. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

      o  raise sufficient capital for research and development;

      o  complete development of new products; and

      o  successfully introduce and commercialize new products.

      Most of our products are under development, including an Encrypted SoundCard and SoundCard. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other future products. If we do not develop new products and bring them to market, our operations will not be successful.

FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY, OR VERY SIMILAR TECHNOLOGY, AND COULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET, AND ANY PROPRIETARY RIGHTS LITIGATION COULD BE TIME CONSUMING AND EXPENSIVE TO PROSECUTE AND DEFEND.

      Establishment of patents and other proprietary rights is important to our success and our competitive position. Performance in the payment card industry can depend, among other factors, on patent protection. Our policy is to identify patentable inventions developed by our company, and to seek to acquire patent rights for such inventions. Many of our current patents on the LensCard begin to expire in 2012. We mainly develop and patent technology in the fields of card enhancements and methods of card manufacturing. We seek to obtain a reasonably broad territorial protection for our patented technologies. We usually file initial patent applications in the United States, and subsequently file corresponding applications in foreign countries depending on the relevant circumstances. We may elect to forego patent protection for some of our proprietary technologies and treat such technologies as trade secrets. Despite our efforts to establish and protect our patents, trade secrets or other proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of establishing and protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents or our other proprietary rights.

      Due to the importance of proprietary technology in the payment card industry, our business involves a risk of overlap with third party patents and subsequent litigation with competitors or patent-holders. Any claims, with or without merit, could be time-consuming, result in costly litigation, or cause us to enter into licensing agreements.

WE DEPEND ON KEY PERSONNEL IN A COMPETITIVE MARKET FOR SKILLED EMPLOYEES, AND FAILURE TO RETAIN AND ATTRACT QUALIFIED PERSONNEL COULD SUBSTANTIALLY HARM OUR BUSINESS.

      We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Alan Finkelstein, our co-founder and chief executive officer, Bennet Lientz, our chief financial officer, and Murdoch Henretty, our chief technology officer, to formulate and implement our business plan, including the development of our power inlay technology. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

IF OUR FUTURE PRODUCTS DO NOT ACHIEVE A SIGNIFICANT LEVEL OF MARKET ACCEPTANCE, IT IS HIGHLY UNLIKELY THAT WE EVER WILL BECOME PROFITABLE.

      To our knowledge, no credit card issuers have adopted power-based card enhancements to date using our power inlay technology. As a result, our ability to enable issuers to improve and add card functionality, reduce attrition and increase acquisition rates, and enhance security and anti-fraud protection for customers through power-based card enhancements has yet to be proven. The commercial success of our future products will depend upon the adoption of our power inlay technology as a preferred method of applying card enhancements to payment cards. In order to be successful, our future products must meet the technical and cost requirements for card enhancements within the payment card industry. Market acceptance will depend on many factors, including:

      o our ability to convince prospective strategic partners and customers to adopt our products;

      o the willingness and ability of prospective strategic partners and customers to adopt our products; and

      o  our ability to sell and service sufficient quantities of our products.

      Because of these and other factors, our products may not achieve market acceptance. If our products do not achieve a significant level of market acceptance, demand for our future products will not develop as expected and it is highly unlikely that we ever will become profitable.

WE HAVE GRANTED THIRD PARTIES SUBSTANTIAL MARKETING RIGHTS TO CERTAIN OF OUR PRODUCTS AND PRODUCTS UNDER DEVELOPMENT. IF THE THIRD PARTIES ARE NOT SUCCESSFUL IN MARKETING OUR PRODUCTS WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS.

      Our agreements with our corporate marketing partners generally contain no minimum purchase requirements in order for them to maintain their exclusive marketing rights. We have entered into an agreement with VISA to market certain of our products that we are currently developing to VISA's regional offices and member banks. One or more of these marketing partners may not devote sufficient resources to marketing our products. Furthermore, although VISA has agreed not to promote power-enabling technologies from other parties, there is nothing to prevent VISA from pursuing non-power alternative technologies or products that may compete with our products. In the future, third party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products, which could negatively impact our results of operations or substantially limit our ability to execute our business strategy.

WE MAY EXPERIENCE CUSTOMER CONCENTRATION, WHICH MAY EXPOSE US TO ALL OF THE RISKS FACED BY OUR POTENTIAL MATERIAL CUSTOMERS.

      Since our agreement with VISA requires us to not offer or provide our power inlay technology to certain other major credit card issuers for a period of at least two years, we may experience customer concentration. Until and unless we secure multiple customer relationships, we may experience periods during which we will be highly dependent on one or a limited number of customers. Dependence on a single or a few customers will make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we may be dependent on any single customer, we could be subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

THE POWER INLAY TECHNOLOGY HAS NOT BEEN PROVEN IN FULL SCALE PRODUCTION. FAILURE TO DEVELOP THE PROTOTYPE SCALE INTO MASS PRODUCTION MAY HAVE A MATERIAL NEGATIVE EFFECT ON OUR BUSINESS STRATEGY AND OPERATIONS.

      Our power inlay technology has been proven during the manufacture of cards in prototype quantities. Furthermore, we have developed an automated process in our laboratory and are now taking steps towards mass production. However, our product has yet to be proven to be manufactured in full scale mass production. We are applying our own resources and are also working in cooperation with other companies that have specialized technical expertise related to the manufacturing process of power inlay technology for ISO-compliant credit cards. We have entered into agreements with these other companies to protect confidential information exchanged by the parties and expect to enter into further agreements that will grant us ownership or exclusive license rights to the manufacturing process of the power inlay technology for use in credit and other information-bearing plastic cards. Failure to secure or maintain exclusive rights or failure of the prototype technology to successfully transfer to full scale production, without the use of proprietary technology of others, may have a material negative effect on our business strategy and operations.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND CAPACITY AND WILL RELY SUBSTANTIALLY ON THIRD-PARTY MANUFACTURERS. THE LOSS OF ANY THIRD-PARTY MANUFACTURER COULD LIMIT OUR ABILITY TO LAUNCH OUR PRODUCTS IN A TIMELY MANNER, OR AT ALL.

      To be successful, we must manufacture, or contract for the manufacture of, our future products in compliance with industry standards and on a timely basis, while maintaining product quality and acceptable manufacturing costs. As discussed in the risk factor above, we are working in cooperation with other companies that have specialized technical expertise related to the manufacturing process of our power inlay technology for ISO-compliant credit cards. We also currently use a limited number of sources for most of the supplies and services that we use in the manufacturing of our power inlay technology and prototypes. We do not have agreements with our suppliers. Our manufacturing strategy presents the following risks:

      o delays in the quantities needed for product development could delay commercialization of or products in development;

      o if we need to change to other commercial manufacturers, any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for the production of our products;

      o if market demand for our products increases suddenly, our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

      o we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

      Any of these factors could delay commercialization of our products under development, entail higher costs and result in our being unable to effectively sell our products.

RISKS RELATED WITH OWNERSHIP OF OUR SECURITIES

THERE MAY NOT BE AN ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK, SO YOU MAY BE UNABLE TO LIQUIDATE YOUR SHARES IF YOU NEED MONEY.

      As of the date of this Quarterly Report, there has been no public market for our common stock. An active trading market for our common stock may not develop following this offering due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales. We cannot give you any assurance that an active public trading market for our common shares will develop or be sustained. You may not be able to liquidate your shares quickly or at the market price if trading in our common stock is not active.

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE YOUR RETURN ON AN INVESTMENT IN OUR COMMON STOCK.

      We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE.

      Based on the number of shares outstanding as of May 12, 2005, we had 10,893,500 shares of common stock outstanding. Of these shares, 3,178,331, assuming conversion of warrants for 250,000 shares of common stock, are freely tradable without restriction or further registration under the federal securities laws, subject in some cases to volume and other limitations.

      In addition, we intend to file a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register 1,275,000 shares of our common stock underlying options granted to our officers, directors, employees and consultants and 940,000 shares of common stock reserved for issuance under our 2004 Stock Incentive Plan. These shares, if issued in accordance with these plans, will be eligible for immediate sale in the public market, subject to volume limitations.

      If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

      Our certificate of incorporation currently authorizes our board of directors to issue up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of May 12, 2005, after taking into consideration our outstanding common shares, our board of directors will be entitled to issue up to 36,950,000 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

      We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

WE ARE CONTROLLED BY OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS, AND AS A RESULT, THE TRADING PRICE FOR OUR SHARES MAY BE DEPRESSED AND THESE STOCKHOLDERS CAN TAKE ACTIONS THAT MAY BE ADVERSE TO YOUR INTERESTS.

      Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 85.3% of our common stock, on an as-converted basis, including warrants and options held by each principal stockholder, executive officer and director that are exercisable within 60 days of May 12, 2005. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

OUR INCORPORATION DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS CONSIDER FAVORABLE AND COULD ALSO LIMIT THE MARKET PRICE OF YOUR STOCK, WHICH MAY INHIBIT AN ATTEMPT BY OUR STOCKHOLDERS TO CHANGE OUR DIRECTION OR MANAGEMENT.

      Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

      o authorize our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders;

      o  prohibit stockholders from calling special meetings;

      o prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

      o establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

      o prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of our stockholders.

      In addition, we are governed by the provisions of Section 203 of Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, which may prevent or frustrate any attempt by our stockholders to change our management or the direction in which we are heading. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

WE WILL BE SUBJECT TO THE PENNY STOCK RULES ONCE OUR COMMON STOCK BECOMES ELIGIBLE FOR TRADING. THESE RULES MAY ADVERSELY AFFECT TRADING IN OUR COMMON STOCK.

      We expect that our common stock will be a "low-priced" security under the "penny stock" rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities.

      Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Item 3. Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

          (b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Not Applicable

Item 2.     Unregistered Sales of Equity and Use of Proceeds

            Not Applicable

Item 3.     Defaults Upon Senior Securities

            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            Not Applicable

Item 5.     Other Information

            Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits

      The exhibits listed in the Exhibit Index are filed as a part of this report.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Innovative Card Technologies, Inc.


Date: May 13, 2005             /s/ Alan Finkelstein
                               --------------------
                                Alan Finkelstein
                               Chief Executive Officer, President
                               Secretary and Chairman of the Board


Date: May 13, 2005             /s/  Bennet P. Lientz, Jr.
                               --------------------------
                               Bennet P. Lientz, Jr.
                               Chief Financial Officer

                                  Exhibit Index

Exhibit
Number            Description

2.1(1)      Exchange agreement by and among the registrant, LensCard US, LLC,
            Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc
            Berthoud, dated April 1, 2004
2.2(1)      Exchange agreement by and among the registrant, Alan Finkelstein,
            Bradley Ross and Michael Paradise, dated April 1, 2004
2.3(1)      Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004
2.4(1)      Merger agreement between the registrant and LensCard International
            Limited, a British Virgin Islands International
            Business Company, dated April 6, 2004
3.5(1)      Amended and Restated Certificate of Incorporation of the
            registrant
3.7(1)      Amended and Restated Bylaws of the registrant 10.1(1)* 2004 stock incentive plan 10.2(1) Sublease agreement between registrant and
            Bemel & Ross for premises at 11601 Wilshire Blvd., #2160, Los
            Angeles, California 90025, dated January 5, 2003
10.3(1)     Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated
            January 5, 2003
10.4(1)     Form of common stock warrant
10.5(1)     Securities purchase agreement between registrant and Bristol
            Capital, LLC dated December 23, 2003
10.5(a)(1)  Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC
10.6(1)     Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004
10.7(1)     Shares for debt agreement between registrant and Bradley Ross, dated
            June 22, 2004
10.8(1)     Shares for debt agreement between registrant and Luc Berthoud, dated
            June 22, 2004
10.9(1)     Promissory note (loan no. 00003) between registrant and City
            National Bank, dated May 24, 2004
10.10(1)    Promissory note (loan no. 00005) between registrant and City
            National Bank, dated May 24, 2004
10.11(1)    Promissory note (loan no. 00004) between registrant and City
            National Bank, dated May 24, 2004
10.12(1)    Promissory note (loan no. 00006) between registrant and City
            National Bank, dated May 24, 2004
10.13(1)    Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004
10.14(1)    Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004
10.15(1)    Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004
10.16(1)*   Offer letter between registrant and Murdoch Henretty dated July 28,
            2004
10.17(1)*   Employment agreement between registrant and Alan Finkelstein dated January 1998
10.18(1)+   Strategic Alliance Agreement between registrant and Visa
            International Service Association dated May 26, 2004
10.19(1)    Secured Demand Promissory Note between registrant and Union Finance
            International Corp. dated March 31, 2005
10.20(1)    Secured Demand Promissory Note between registrant and Bristol
            Investment Fund, Ltd. dated March 30, 2005
10.21(1)    Capital Lease Agreement between registrant and CNC Associates, Inc.
            dated November 30, 2004
10.22(1)+   Guaranty between Alan Finkelstein and CNC Associates, Inc. dated
            November 30, 2004
10.23(1)    Security Agreement between registrant and Union Finance
            International Corp. dated March 31, 2005 (See Exhibit 10.19)
10.24(1)    Security Agreement between registrant and Bristol Investment Fund,
            Ltd. dated March 30, 2005 (See Exhibit 10.20)
31.1        Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive
            Officer
31.2        Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial
            Officer
32.1        Certification by the Chief Executive Officer and Chief Financial
            Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
--------------
(1) Incorporated by reference to the exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (File No. 333-119814) filed with the Securities and Exchange Commission on October 19, 2004, as amended.

* Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

+ Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.