Form 10QSB
period 2005-06-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2005-08-15
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

                                       or

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 12, 2005: 10,893,500 shares

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       INNOVATIVE CARD TECHNOLOGIES, INC.


                               INDEX TO FORM 10QSB

                          PART I FINANCIAL INFORMATION


Item 1.     Financial Statements                                            PAGE

            Consolidated Balance Sheets at June 30, 2005 (unaudited)          3
            and December 31, 2004

            Consolidated Statements of Operations for the three and six month
            periods ended June 30, 2005 and June 30, 2004 (unaudited)         4

            Consolidated Statement of Stockholder's Deficit
            (unaudited)                                                       5

            Consolidated Statements of Cash Flows for the six month
            periods ended June 30, 2005 and June 30, 2004
            (unaudited)                                                       6

            Notes to Unaudited Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              28

Item 3.     Controls and Procedures                                          41

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                41

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      41

Item 3.     Defaults Upon Senior Securities                                  41

Item 4.     Submission of Matters to a Vote of Security Holders              41

Item 5.     Other Information                                                41

Item 6.     Exhibits and Reports on Form 8-K                                 41

            SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                 DECEMBER 31, 2004 AND JUNE 30, 2005 (UNAUDITED)

                                                            June 30,
                                                              2005       December 31,
ASSETS                                                    (unaudited)        2004
                                                          -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                              $        --    $   541,784
   Prepaids and other current assets                            2,474         41,431
   Accounts receivable                                             --          3,315
   Raw materials held for production                          106,754             --
                                                          -----------    -----------
     Total current assets                                     109,228        586,530
PROPERTY AND EQUIPMENT, NET                                   281,330         42,443
                                                          -----------    -----------

Total assets                                              $   390,558    $   628,973
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Book overdraft                                       $    25,057    $        --
     Accounts payable and accrued expenses                    603,706        157,254
     Notes payable                                            607,244        648,270
     Demand notes payable - related parties                   510,183             --
     Accounts payable - related parties                       456,098        373,980
     Short term portion of capital lease                        8,972          8,627
     Deferred revenue                                          37,560         40,485
                                                          -----------    -----------

     Total current liabilities                              2,248,820      1,228,617
                                                          -----------    -----------
LONG TERM LIABILITIES

     Long term portion of capital lease                        13,112         17,686
                                                          -----------    -----------
Total liabilities                                           2,261,932      1,246,303
                                                          -----------    -----------

STOCKHOLDERS' DEFICIT
   Preferred stock $0.001 par value, 5,000,000 shares
        Authorized, 0 (unaudited) and 2,843,500
        shares issued and outstanding                              --          2,844
   Common stock $0.001 par value, 50,000,000 shares
        Authorized, 10,893,500 (unaudited) and 8,050,000
        shares issued and outstanding                          10,894          8,050
   Additional paid-in capital                               3,673,715      3,673,715
   Accumulated deficit                                     (5,555,983)    (4,301,939)
                                                          -----------    -----------

     Total stockholders' deficit                           (1,871,374)      (617,330)
                                                          -----------    -----------

     Total liabilities and stockholders' deficit          $   390,558    $   628,973
                                                          ===========    ===========



The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


                                  Three months  Three months   Six months    Six months
                                      ended        ended         ended         ended
                                     June 30,     June 30,       June 30,     June 30,
                                      2005          2004          2005          2004
                                   (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                  ------------  ------------  ------------  ------------
Revenues, net                     $      1,119  $     11,997  $      2,745  $     17,024
                                  ------------  ------------  ------------  ------------

Operating expenses
   Administrative                      258,148       186,304       508,610       270,211
   Consulting Fees                       7,500        46,524        15,000       109,024
   Professional Fees                   131,038       102,356       265,731       146,592
   Research and development            176,934        86,097       445,807       158,713
                                  ------------  ------------  ------------  ------------
Total operating expenses               573,620       421,281     1,235,148       684,540
                                  ------------  ------------  ------------  ------------
Loss from operations                  (572,501)     (409,284)   (1,232,404)     (667,516)
                                  ------------  ------------  ------------  ------------

Other income (expense)
   Interest income                           3             0           128             1
   Interest expense                    (15,652)       (6,325)      (20,969)      (19,474)
                                  ------------  ------------  ------------  ------------
Total other income (expense)           (15,649)       (6,325)      (20,841)      (19,473)
                                  ------------  ------------  ------------  ------------

Income (loss) before provision
 for income taxes                     (588,149)       (6,325)   (1,253,246)      (19,473)
                                  ------------  ------------  ------------  ------------
Provision for income taxes                (800)           --          (800)           --
                                  ------------  ------------  ------------  ------------

Net loss                          $   (589,749) $   (415,609) $ (1,254,846) $   (686,989)
                                  ------------  ------------  ------------  ------------

Basic and diluted loss per share  $      (0.06) $      (0.09) $      (0.15) $      (0.14)
                                  ============  ============  ============  ============
Weighed-average

 common shares outstanding           9,831,093     4,843,956     8,361,078     4,843,956
                                  ============  ============  ============  ============



The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                      Series A Preferred
                                            Stock                    Common Stock         Additional
                                   ------------------------   -------------------------     Paid-in      Accumulated
                                      Shares       Amount        Shares       Amount        Capital        Deficit        Total
                                   -----------  -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2004           2,843,500  $     2,844     8,050,000   $     8,050   $ 3,637,715    $(4,301,939)   $  (617,330)
Conversion of Series A Prefrered
     Stock to Common Stock,
     May 5, 2005                    (2,843,500) $    (2,844)    2,843,500   $     2,844           --              --             --
Net loss for the six months ended
    June 30, 2005 (unaudited)              --           --            --            --            --      (1,254,046)    (1,254,046)
                                   -----------  -----------   -----------   -----------   -----------    -----------    -----------
Balance, June 30, 2005                     --   $       --     10,893,500   $    10,894   $ 3,637,715    $(5,555,983)   $(1,871,374)
                                   ===========  ===========   ===========   ===========   ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                            For the Six Months Ended
                                                                    June 30,
                                                         -----------------------------
                                                             2005            2004
                                                         -------------   -------------
                                                          (unaudited)     (unaudited)
Cash flows from operating activities
   Net loss                                              $  (1,254,046)  $    (686,889)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                           22,133           2,289
        (Increase) decrease in
             Accounts receivable                                 3,315          11,275
             Prepaid expenses and other current assets          38,957           4,805
             Raw materials held for production                (106,754)             --
        Increase (decrease) in
             Accounts payable and accrued expenses             446,452         (69,505)
             Accounts payable - related parties                 82,118         (12,216)
             Deferred revenue                                   (2,925)         (1,443)
                                                         -------------   -------------
Net cash used in operating activities                         (770,749)       (751,684)
                                                         -------------   -------------

Cash flows from investing activities
    Purchase of Property and Equipment                        (261,019)         (1,752)
                                                         -------------   -------------
Net cash used in investing activities                         (261,019)         (1,752)
                                                         -------------   -------------

Cash flows from financing activities
        Book overdraft                                          25,057              --
        Gross Repayment from/of notes payable                  (41,027)       (406,837)
        Proceeds from series A preferred stock offering             --       1,825,000
        Proceeds from common stock offering                         --          50,000
        Subscription receivable                                     --        (445,000)
        Proceeds from issuance of common stock                      --           8,050
        Receivable from common stock issuance                       --          (8,050)
        Proceeds from notes payable related parties            500,000              --
        Interest payable- related parties                       10,183           4,125
        Payments on capital lease                               (4,228)             --
                                                         -------------   -------------
Net cash provided by financing activities                      489,985       1,027,288
                                                         -------------   -------------
Net increase (decrease) in cash and cash
          equivalents                                         (541,784)        273,852
Cash and cash equivalents, beginning of year                   541,784          37,691
                                                         -------------   -------------
Cash and cash equivalents, end of period                 $          --   $     311,543
                                                         =============   =============



The accompanying notes are an integral part of these financial statements

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

Supplemental disclosures of cash flow


  information
Interest paid                               $   10,783        $    10,668
                                            ===========       ===========


During the six months ended June 30, 2005,

  - 2,843,500 share of preferred stock with a par value of $0.001 was converted into 2,843,500 shares of common stock with a par value of $0.001.

During the six months ended June 30, 2004,

  - $275,000 of notes payable - related parties was converted into 275,000 shares of series A preferred stock.

  - 50,000 shares of common stock valued at $50,000 were issued as offering costs


The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

o From April 7, 2004 through October 18, 2004, investors purchased 2,568,500 shares of LCC convertible series A preferred stock ("Preferred Stock") for $2,568,500, which includes the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of series A preferred stock on April 7, 2004. Not included in the $2,568,500 is the conversion of advances payable in the amount of $275,000 into 275,000 shares of series A preferred stock to certain stockholders. Each share of Preferred Stock has a 0.001 par value, a non-cumulative dividend of $0.06 per share when and if declared by the board of directors, liquidation preference over the common stock, and conversion rights into one share of common stock at $1 per share. Each share of Preferred Stock shall be automatically converted into shares of Common Stock upon either
  (i) the affirmative vote or written consent of not less than two- thirds of the shares of Preferred Stock outstanding; or (ii) the registration of the LCC's Common Stock under the Securities Act pursuant to the Registration Rights.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles which contemplate continuation of the Company (as defined in Note 3) as a going concern. During the year ended December 31, 2004 and six months ended June 30, 2005, the Company incurred net losses of $1,621,740 and $1,254,046 (unaudited), respectively, and had negative cash flows from operations of $1,664,303 and $770,749 (unaudited), respectively. In addition, the Company had accumulated deficits of $4,301,939 and $5,555,983 (unaudited) at December 31, 2004 and June 30, 2005, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              BASIS OF PRESENTATION

The consolidated interim financial statements of Innovative Card Technologies, Inc. and its wholly owned subsidiary, PSA Co. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company's annual report on Form SB-2 for the year ended December 31, 2004. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples include the value of raw materials inventory and the value of property and equipment, net. The actual results experienced by the Company may differ from management's estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth therein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2004 audited financial statements contained in Form SB-2 filed with the Securities and Exchange Commission on April 21, 2005. Interim results are not necessarily indicative of the results for a full year. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

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

                    CASH AND CASH EQUIVALENTS/BOOK OVERDRAFT

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of the six months ended June 30, 2005, we have book overdrafts that result from transactions that have not cleared the bank account at the end of the reporting period. A verbal agreement to guarantee any overdraft in the Company's bank account up to $120,000 was given to the Company by one of its stockholders. The Company relied on the guarantee to fund these transactions.

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

                                 LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Since their effect would have been anti-dilutive, common stock equivalents of 2,400,000 warrants and 2,843,500 shares of Series A Preferred Stock were excluded from the calculation of diluted loss per share for the year ended December 31, 2004 and common stock equivalents of 2,400,000 warrants were excluded from the calculation of diluted loss per share for the six months ended June 30, 2005. The Company did not have any other common stock equivalents outstanding at the year ended December 31, 2004 and during the six months ended June 30, 2005.

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

The results of operations presented for for the six months ended June 30, 2004 are those of LensCard US and LensCard International prior to the transactions with LCC on April 1, 2004. LensCard US is a limited liability company. Accordingly, all federal and state tax responsibilities of this entity are those of the members' individually. LensCard International is a foreign corporation whose income is derived from outside of the United States of America. Pursuant to the Internal Revenue Code Section 871, LensCard International is not subject to taxation in the United States of America. Therefore, a tax provision for LCC for these dates is not presented.

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

NOTE 4 - RAW MATERIALS HELD FOR PRODUCTION

Raw materials held for production at June 30, 2005 and December 31, 2004 consisted of the following and is stated at the lower cost or market:

                                                    June 30,       December 31,
                                                      2005             2004
                                                   -----------      -----------
                                                   (unaudited)
Raw materials held for production
  (battery component)                               $106,754          $    --
Work in progress                                          --               --
Finished Goods                                            --               --
                                                   -----------      -----------
   TOTAL                                            $106,754          $    --
                                                   ===========      ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 and December 31, 2004 consisted of the following:


                                                    June 30,       December 31,
                                                      2005              2004
                                                   -----------      -----------
                                                   (unaudited)
Computer equipment                                   $ 9,808          $ 9,808
Office equipment                                       8,168            8,168
Furniture and fixtures                                18,270           18,270
Production equipment, capital lease                   32,598           32,598
Leasehold improvements                                 5,610            5,610
Production equipment                                 261,020               --
                                                   -----------      -----------
                                                     335,474           74,454

Less accumulated depreciation and amortization        54,144           32,011
                                                   -----------      -----------
   TOTAL                                            $281,330          $42,443
                                                   ===========      ===========

During the year ended December 31, 2004, the Company had made commitments to purchase $222,966 worth of production equipment that was not received by the company by December 31, 2004 and therefore was not included in the Property and Equipment balance as of December 31, 2004. See Note 8 for additional details.

Depreciation and amortization expense was $7,255, $17,846 (unaudited), $1,282 (unaudited), $22,133 (unaudited), and $2,289(unaudited), for the year ended December 31, 2004, the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, respectively.

NOTE 6 - NOTES PAYABLE

On October 30, 2002, the Company entered into a note payable with a financial institution in exchange, for an aggregate borrowing limit of $450,000. Of the $450,000, $350,000 was received during the 12 months ended December 31, 2002 while $100,000 was received during the 12 months ended December 31, 2003. The loan was repaid on May 24, 2004. The balance of the note payable beared interest at a rate of 4.0% per annum through the date of renewal, and 1.8% per annum thereafter. As of December 31, 2004 and June 30, 2005 the outstanding balance on the note payable was $0 and $0 (unaudited). The Company has no further borrowing capacity under this agreement.

On April 22, 2003, the Company entered into a second note payable with the same financial institution in exchange for gross proceeds of $150,000. The second note has been renewed through April 30, 2006. The balance of the note payable bears interest at 1.8% per annum through the date of renewal, and 4.1% per annum thereafter. As of December 31, 2004 and June 30, 2005, the outstanding balance on the note payable was $150,000 and $150,000 (unaudited).

On July 16, 2003, the Company entered into a third note payable with the same financial institution in exchange for gross proceeds of $150,000. The third note has been renewed through April 30, 2006. The balance of the note payable bears interest at 1.8% per annum through the date of renewal, and 3.1% per annum thereafter. As of December 31, 2004 and June 30, 2005, the outstanding balance on the note payable was $150,000 and $150,000 (unaudited).

On September 24, 2003, the Company entered into a fourth note payable with the same financial institution in exchange for gross proceeds of $150,000. The fourth note has been renewed through April 30, 2006. The balance of the note payable bears interest at 1.9% per annum through the date of renewal, and 2.7% per annum thereafter. As of December 31, 2004 and June 30, 2005, the outstanding balance on the note payable was $150,000 and $150,000 (unaudited).

On December 30 2003, the Company entered into a fifth note payable with the same financial institution in exchange for gross proceeds of $200,000. The fifth note matured on March 15, 2004 and was paid in full on May 24, 2004. The balance of the note payable beared interest at a rate of 4.0% per annum. As of December 31, 2004 and June 30, 2005, the outstanding balance on the note payable was $0 and $0 (unaudited). The Company has no further borrowing capacity under this agreement.

On May 24, 2004, the Company entered into a sixth note payable with the same financial institution in exchange for gross proceeds of $246,128. The sixth note matured on May 31, 2005 and was renewed until July 31, 2005. The balance of the note payable initially beared interest at 4.0% through the date of renewal. The interest rate is subject to change from time to time based on changes in an index which is based on the financial institution's prime rate. At December 31, 2004 and June 30, 2005, the outstanding balance on the note payable was $198,270 and $157,244 (unaudited).

The first, fifth and sixth notes payable were guaranteed by three stockholders of the Company. The second, third, and fourth notes payable are collateralized by personal certificates of deposit belonging to an officer and a stockholder of the Company. All outstanding principal, plus all accrued, unpaid interest are due on the respective maturity dates. However, the Company is required to make regular monthly payments of all accrued, unpaid interest due as of each payment date for the second, third and fourth notes payable. For the sixth note payable, the company is required to make two monthly payments of $6,837, subject to any change in the index rate and one final payment of all outstanding principal and accrued interest on July 31, 2005. As of June 30, 2005, there is one monthly payments remaining for the sixth note payable. The company did not make its final payment on the sixth note payable as required on July 31, 2005. As of August 12, 2005, the Company is in the process of renewing the sixth note payable with the same financial institution.

NOTE 7 - PROVISION FOR INCOME TAXES

The effective tax rate differs from the statutory tax rate primarily as a result of the pre-merger LLC activity as discussed above and the change in the valuation allowance account.

The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At June 30, 2005, the Company has approximately $2,624,000 (unaudited) and $2,622,000 (unaudited) in federal and state loss carryforwards available to offset taxes through December 31, 2025 and 2011, respectively.

The Company's deferred tax asset at June 30, 2005 of $1,124,000 (unaudited) consists of loss carryforwards, state taxes, and deferred revenue and has been offset entirely by a valuation allowance. The valuation allowance account has been increased by $531,000 during the six months ended June 30, 2005.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

                        PRODUCTION EQUIPMENT COMMITMENTS

The Company entered into commitments with two different production equipment manufacturers during the year ended December 31, 2004 for two pieces of production equipment. Both pieces of equipment were received during the second quarter of 2005. The remaining amount payable to both manufacturers of the production equipment was $54,574 and included in the Company's payable balance as of June 30, 2005.

                                 EQUIPMENT LEASE

On November 30, 2004, the Company entered into a capital lease with CNC Associates, Inc. for the purchase of production equipment. The lease requires minimum monthly payments of $866 and expires on October 31, 2007. The capital lease is personally guaranteed by an officer and stockholder of the Company. Future minimum lease payments under this capital lease agreement at June 30, 2005 were as follows:


                       Year Ending
                       December 31,

                          2005                  $ 4,398
                          2006                    9,331
                          2007                    8,355
                                                -------
                            TOTAL (unaudited)    22,084

                       Less current portion       8,972

                                                -------
                       Long term portion         13,112


Equipment under the capitalized lease amounted to $32,598 and the related depreciation expense amounted to $2,173, $2,738 (unaudited), $0 (unaudited), $5,780 (unaudited), and $0 (unaudited) for the year ended December 31, 2004, the three months ended June 30, 2005 and 2004, and six months ended June 30, 2005 and 2004, respectively.

                                      LEASE

The Company subleases its office space under a non-cancelable operating lease agreement from a stockholder. The lease requires minimum monthly payments of $2,568, expired in May 2005, and requires the company to pay 15.03% of any additional rents and/or charges of any kind due from Bemel & Ross. After expiration, the lease becomes a month to month tenancy cancelable by either party with thirty days notice. The additional rents and/or charges that may be due consist of direct costs passed through the master landlord to Bemel & Ross. The direct costs are based on operating costs during the calendar year ending December 31, 2003, or the base year. Thereafter, if the direct costs in a subsequent year exceed the direct costs in the base year, the master landlord bills Bemel & Ross its proportionate share of the excess of direct costs, which may include tax costs related to real estate and/or costs and expenses incurred by the master landlord in connection with common areas of the building, the parking structure or the cost of operating the building. Through June 30, 2005, Bemel & Ross has charged the company for additional rents and/or charges in the amount of $4,117. Future minimum lease payments under this operating lease agreement at June 30, 2005 are $0.

Rent expense was $8,893 (unaudited) , $7,702 (unaudited), $19,054 (unaudited), and $15,406 (unaudited) for the three months ended June 30, 2005 and 2004, and six months ended June 30, 2005 and 2004, respectively.

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

                              EMPLOYMENT AGREEMENT

The Company has entered into an Employment Agreement with an officer for the term of three years, commencing January 1, 1998 and ending, unless terminated earlier, on January 1, 2000; however, on each anniversary date of the Agreement, a year is added automatically to the term. As of June 30, 2005, the termination date is January 1, 2006. The officer earns $12,500 as a monthly salary. On December 8, 2004, the agreement was modified to provide the officer with a monthly salary of $16,666. However, $4,166 of this amount is deferred until the company has an ability to pay the monthly salary as determined by the Board of Directors of the Company.

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

NOTE 9 - STOCKHOLDERS' DEFICIT

                                 PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

o From April 7, 2004 through October 18, 2004, investors purchased 2,568,500 shares of LCC convertible series A preferred stock ("Preferred Stock") for $2,568,500, which includes the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of Series A Preferred Stock that were issued on April 7, 2004. Not included in the $2,568,500 is the conversion of unsecured advances owed to certain stockholders by the Company totaling $275,000 into 275,000 shares of Series A Preferred Stock. Each share of Preferred Stock has a $.001 par value, a non-cumulative dividend of $0.06 per share when and if declared by the board of directors, liquidation preference over the common stock, and conversion rights into one share of common stock at $1 per share. Each share of Preferred Stock shall be automatically converted into shares of Common Stock upon either (i) a majority of the outstanding shares of Preferred Stock, voting as a separate class, approves the conversion; or (ii) some or all of the common shares underlying the Preferred Stock are covered by an effective registration statement filed with the SEC. On May 5, 2005, the SEC declared the registration statement that covered, in part, common stock underlying the Preferred Stock effective, thereby converting all 2,843,500 outstanding shares of Preferred Stock into Common Stock.

                                  COMMON STOCK

During the year ended December 31, 2002, the Company completed the following:

o A stockholder contributed $21,000

o Certain stockholders converted notes payable - related parties totaling $664,484 into capital.

During the year ended December 31, 2003, the Company completed the following:

o On December 23, 2003, LCC entered into a Securities Purchase Agreement with a private investor under which it was to receive $50,000 in exchange for a unit that consisted of 500,000 shares of LCC common stock and warrants to purchase 2,400,000 shares of LCC common stock.

The closing was contingent upon the private investor introducing potential investors to us and these potential investors or investment funds affiliated with the private investor purchasing a minimum of $1,500,000 worth of the Company's series A preferred stock at a price per share of $1.00 before February 1, 2004. As of May 5, 2004, the parties waived this closing contingency under the Securities Purchase Agreement. On May 5, 2004, the Company received $50,000 from the private investor and issued 500,000 shares of its common stock and warrants to purchase 2,400,000 shares of its common stock pursuant to the Securities Purchase Agreement. The 2,400,000 warrants were issued to the following private investors/groups: 700,000 warrants to Elmsmere Group Ltd, 700,000 warrants to Freemount Trading Ltd., 375,000 warrants to Diana Derycz-Kessler, 375,000 warrants to Paul Kessler, 200,000 warrants to Steve Emerson, and 50,000 warrants to Tyler Runnels. Each warrant issued to the private investor vests immediately and allows the holder to purchase one share of common stock for $1.00. Of the 2,400,000 shares, the right to purchase 100,000 shares will expire 60 days after the effective date of the registration statement registering the underlying shares, and thereafter, the right to purchase an additional 100,000 shares will expire on a monthly basis for the next nine months. In any event, the warrants will expire on September 5, 2006. If there is no effective registration statement registering the underlying shares by May 5, 2005, these warrants contain cashless exercise provisions that allow the holder to exercise the warrant for a lesser number of shares of common stock in lieu of paying cash. On May 5, 2005, the registration statement was declared effective by the SEC covering 250,000 of the warrants. The Company is reviewing the expiration provisions of the Securities Purchase Agreement as it relates to the registered and unregistered warrants. The fair value of each warrant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 2.34%; and expected life of 2.5 years. The number of shares that would be issued in this case would be based upon the market price of the common stock at the time of the net exercise, or if there is no market price, the price per share as determined by the Company's board of directors.

During the twelve months ended December 31, 2004, the Company completed the following:

o On June 28, 2004, LCC issued 50,000 shares of common stock at a price per share of $1.00 as payment for legal services.

                                    WARRANTS

The following summarizes the warrant transactions:


                                             Warrants           Weighted-Average
                                            Outstanding          Exercise Price
                                            -----------          --------------
Outstanding,
   December 31, 2004                        2,400,000            $        1.00
   Granted                                         --            $          --

Outstanding, June 30, 2005                  2,400,000            $        1.00

Exercisable, June 30, 2005                  2,400,000            $        1.00


The weighted-average fair value of the warrants granted during the twelve months ended June 30, 2005 for which the exercise price equals the market price on the grant date was $0.88, and the weighted-average exercise price was $1.00. No warrants were granted during the three months ended June 30, 2005 for which the exercise price was less than or greater than the market price on the grant date. The weighted-average remaining contractual life of the warrants as of June 30, 2005 is fifteen months.

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

The 2004 Stock Incentive Plan will automatically terminate on August 5, 2014, unless it terminates sooner because all shares available under the Plan have been issued or all outstanding options terminate in connection with a change of control. In addition, the Board of Directors has the authority to amend the 2004 Stock Incentive Plan provided this action does not impair the rights of any participant. As of June 30, 2005, 1,275,000 incentive stock options were issued under the Plan, however, no non-statutory stock options, restricted stock, stock appreciation rights or performance shares have been granted under the Plan. On October 12, 2004, we granted to employees, officers, directors and consultants options to purchase 1,275,000 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2004, 940,000 shares are available for grant under the 2004 Stock Incentive Plan. No compensation cost was recognized for the six months ended June 30, 2005 as no stock options were exercised.

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

Stock options - A summary of stock option activity and weighted average exercise prices for the three months ended June 30, 2005 and year ended December 31, 2004 is as follows:

                                      2005                       2004
                                     Shares   Exercise Price    Shares    Exercise Price
                                   ---------  ---------------  ---------  ---------------
Outsanding,
  beginning of year                1,275,000  $          1.00         --  $            --
Granted                                   --               --  1,275,000  $          1.00
Exercised                                 --               --         --               --
Forfeited                                 --               --         --               --
                                   ---------  ---------------  ---------  ---------------
Outstanding,
  at June 30, 2005 and
  December 31, 2004, respectively  1,275,000  $          1.00  1,275,000  $          1.00
                                   =========  ===============  =========  ===============
Exercisable,
  at June 30, 2005 and
  December 31, 2004, respectively    305,000  $          1.00    285,000  $          1.00

The following table summarizes information concerning options outstanding and options exercisable as of June 30, 2005:

                                 Outstanding                             Exercisable

                                       Weighted
                                        Average
                                       Remaining       Weighted                   Weighted
                                      Contractual       Average                    Average
Range of Exercise Price     Shares    Life (years)   Exercise Price   Shares    Exercise Price
-----------------------    ---------  ------------  ---------------  ---------  ---------------
$1.00                      2,215,000             9  $           1.0    305,000  $          1.00
                           ---------  ------------  ---------------  ---------  ---------------
                           2,215,000             9  $           1.0    305,000  $          1.00
                           =========  ============  ===============  =========  ===============


NOTE 10 - RELATED PARTY TRANSACTIONS

                            DUE FROM RELATED PARTIES

From time to time, the Company enters into related party transactions with several officers, stockholders, and other related parties. As of June 30, 2005 and December 31, 2004, the Company was due $0 (unaudited) and $0, respectively.

                       ADVANCES PAYABLE - RELATED PARTIES

Advances payable - related parties at December 31, 2004 and June 30, 2005 consisted of unsecured advances that were made to the Company for working capital purposes that were originally advanced to the company in 2001 and 2002. The related parties that advanced the funds to the Company were Luc Berthoud, Bradley Ross, and Alan Finkelstein. The unsecured advances were non-interest-bearing and payable upon demand. Luc Berthoud, Bradley Ross and Alan Finkelstein converted their $275,000 in advances owed to them by the company into 275,000 shares of Series A Preferred Stock on June 22, 2004.

                       ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at June 30, 2005 and December 31, 2004 consisted of amounts due for consulting, legal, and accounting services rendered and were $456,098 (unaudited) and $373,980 respectively. As of June 30, 2005, $13,406 is due for estimated costs for additional rents and/or charges relating to the lease of office space that the Company has Bemel and Ross, a certified public accounting firm that Bradley Ross is a partner in. And $138,333 is due to Forest Finkelstein for consulting services rendered through June 30, 2005 and $276,000 is owed to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm which, the Company's director, George Hoover, is a partner in. The amounts are currently due to all three parties. The deferred amount payable to Forest Finkelstein and BSTZ are non-interest bearing and are payable upon demand. However, both parties have deferred payment until we have sufficient liquidity to pay.

                              CONSULTING AGREEMENTS

The Company entered into Consulting Agreements with Alan Finkelstein and Forest Finkelstein, both of whom are related parties. For Alan Finkelstein, during the six months ended June 30, 2005 and 2004, the Company paid $0 and $0, respectively. For Forest Finkelstein, during the six months ended June 30, 2005 and 2004, the Company paid $5,000 and $0, respectively.

                               ACCOUNTING SERVICES

Bradley Ross, one of the Company's stockholders, is a partner in a certified public accounting firm, Bemel & Ross, which has provided accounting and tax services to the Company. During the six months ended June 30, 2005 and 2004, the Company paid $0, and $32,000, respectively, to this entity for services rendered.

                     DEMAND NOTES PAYABLE - RELATED PARTIES

Demand notes payable - related parties at June 30, 2005 consisted of loans received in the form of secured demand promissory from Bristol Investment Fund, Ltd. and Union Finance International, Corp. and were, including accrued interest, $510,183 (unaudited) and $0 as of June 30, 2005 and December 31, 2004, respectively. Union Finance International Corp. loaned the Company $333,000 on March 31, 2005 while Bristol Investment Fund, Ltd. loaned the Company $167,000 on March 30, 2005 for the combined total of $500,000. The secured demand promissory notes create security interests in the Company's assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes are payable without notice by the demand of Union Finance International Corp. or Bristol Investment Fund, Ltd. There is no further borrowing capacity under both of the secured demand promissory notes and the Company plans to repay the secured demand promissory notes if the Company is able to obtain additional funding.

                                 LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a director of the Company, is a partner in. During the six months ended June 30, 2005 and 2004, the Company paid $83,471 and $101,261, respectively, to this entity for legal services rendered.

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

Since inception, we have been unprofitable. We incurred a net loss of $1,254,046 for the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $5,555,983. Our continued existence is dependent upon our ability to obtain additional financing. We anticipate that the sales of our LightCard will not be sufficient enough to sustain our operations, and further anticipate that after such introduction we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months, as they relate to retaining and obtaining key personnel, further research and development relating to the production of our power inlay technology, and purchasing necessary equipment for production, have been and will continue to be significant. As of June 30, 2005, we have funded our operations through loans in the amount of $607,244 from a bank, accounts payable due to Forest Finkelstein in the amount of $138,333, accounts payable due to Blakely Sokoloff, Taylor & Zafman, LLP a law firm that George Hoover, one of our directors, is a partner in, in the amount of $276,000, a verbal agreement to guarantee any overdraft in the Company's bank account up to $120,000 given by one of the stockholders of the Company, and a series A preferred stock offering whereby we raised $2,568,500, which includes the conversion of $340,000 worth of convertible promissory notes into

340,000 shares of series A preferred stock that were issued on April 7, 2004. On June 22, 2004, we issued 275,000 shares of series A preferred stock to related parties in a conversion of $275,000 in unsecured advances owed to them. In March 2005, two of our principal stockholders, Union Finance International Corp. and Bristol Investment Fund, Ltd., loaned us a combined total of $500,000 in the form of secured demand promissory notes, which create security interests in our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims.

We will need to obtain additional financing in addition to the funding already raised through the sale of equity securities and debt financing. For the next several months, we anticipate that we will continue to attempt to use promissory notes from or sell securities to our stockholders. However, if we are unable to borrow funds from our stockholders, we will need to raise additional capital from other sources. Our resources have not been sufficient to fund operations since April 2005. Although our vendors have not taken actions against us to enforce amounts due to them, there are no guarantees that they will continue to defer taking actions against us. If our vendors demand payment or take other actions against us to collect payments owed to them, we may not have the funds to pay them. As of August 10, 2005 we have a book overdraft of $104,873. We currently do not have any binding commitments for, or readily available sources of, additional financing. Our future liquidity is dependent upon our ability to raise additional capital. We may be forced to sell assets, cease our business and operations, and we may become insolvent.

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

Our first product, the LightCard, or a financial card that has a light with or without a magnifying lens, has been fully developed. Presently, we are able to produce 20,000 LightCards per month. If the demand for the LightCard is substantial, we may be able to increase our capacity to 100,000 cards per month by late 2005 if we are able to order and have additional production equipment delivered, installed, and operational by late 2005. As of August 12, 2005, we have not ordered this production equipment needed to reach a capacity of 100,000 cards per month. However, our ability to produce 100,000 LightCards per month is limited to the amount of component parts that we are able to procure, one of which is only presently available from one supplier. The battery, a key component of our power inlay technology, is presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture the LightCards is unknown at this time, as we have not produced the LightCards on a mass production basis. However, if the capital equipment needed for mass production is defective or does not conform to production requirements, or we unable to procure component parts from our key suppliers, there will be substantial delays in manufacturing and selling the LightCards. Additionally, if there is no demand for the LightCard by banks that issue financial cards we will have no benefit from the LightCard.

Our other products that are designed to use the power inlay technology are still in the early stages of development. At this time, we are unable to determine when the other products will become fully developed, manufactured and sold to banks that issue financial cards.

We estimate that our capital requirements for the next twelve months will be as follows:

Line of Credit, bank overdraft, notes payable repayment obligations  $ 1,230,000
Capital equipment expenditures and capital lease obligations             550,000
General and administrative expenses                                    2,680,000
Professional Fees                                                        810,000
Consulting Fees                                                          120,000
Research and development                                                 720,000
                                                                     -----------
Total estimated capital requirements                                 $ 6,110,000

Costs of production are not included in our capital requirements as we intend to only incur these costs once orders for our products are received from our potential customers.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS PERIODS ENDED JUNE 30, 2005 AND JUNE 30, 2004

OVERVIEW

Our financial results for the three months ended June 30, 2005 reflect a net loss of $588,949, or $0.06 per share (basic and diluted), compared to a net loss of $415,609, or $0.09 per share (basic and diluted), for the three months ended June 30, 2004.

The major factors contributing to our net loss of $588,949 during the second quarter of 2005 were administrative expenses, research and development expenses relating to new products and improving existing products, and professional fees. The major factors contributing to our net loss during the second quarter of 2004 were primarily the result of professional fees, administrative expenses, and research and development expense.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue decreased from $11,997 for the three months ended June 30, 2004 to $1,119 for the three months ended June 30, 2005. The decrease resulted primarily from fewer royalties of the LensCard as we have not been actively marketing the LensCard product or licensing the LensCard product to third parties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation expense.

Administrative expense increased from $186,304 for the three months ended June 30, 2004 to $258,148 for the three months ended June 30, 2005. Administrative expense increased primarily due to the establishment of our office, additional employees, and additional travel expenses relating to business development. We anticipate that administrative expense will increase in absolute dollars as we incur increased costs associated with continuing to establish our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense decreased from $46,524 for the three months ended June 30, 2004 to $7,500 for the three months ended June 30, 2005. Consulting expense primarily decreased as a result of a consultant converting to a full time employee. We anticipate that our consulting expense will decrease in absolute dollars as the company does not presently have the intention of hiring outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our external counsel, auditors and other outside services rendered to the company.

Professional fees expense increased from $102,356 for the three months ended June 30, 2004 to $131,038 for the three months ended June 30, 2005. Professional fees expense primarily increased due to additional amounts paid to our external auditors and counsel in connection with the filing of the company's registration statement as well as fees relating to the maintenance and establishment of the company's intellectual property rights. We anticipate that professional fees will continue to increase in absolute dollars as the company will continue to incur greater costs in maintaining and establishing its intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $86,097 for the three months ended June 30, 2004 to $176,934 for the three months ended June 30, 2005 due to increased research and development of the LightCard, SoundCard, and DisplayCard. We expect our research and development expenses to increase in absolute dollars as we continue to invest in developing new credit card enhancements.

Interest expense. Interest expense increased from $6,325 for the three months ended June 30, 2004 to $15,652 for the three months ended June 30, 2005 primarily due to the promissory notes that were issued in March 2005.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS PERIODS ENDED JUNE 30, 2005 AND JUNE 30, 2004

OVERVIEW

Our financial results for the six months ended June 30, 2005 reflect a net loss of $1,254,046, or $0.15 per share (basic and diluted), compared to a net loss of $686,989, or $0.14 per share (basic and diluted), for the six months ended June 30, 2004.

The major factors contributing to our net loss of $1,254,046 during the six months ended June 30, 2005 were administrative expenses, research and development expenses relating to new products and improving existing products, and professional fees. The major factors contributing to our net loss during the six months ended June 30, 2004 were primarily the result of professional fees, administrative expenses, consulting expense, and research and development expense.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue decreased from $17,024 for the six months ended June 30, 2004 to $2,745 for the six months ended June 30, 2005. The decrease resulted primarily from fewer royalties of the LensCard as we have not been actively marketing the LensCard product or licensing the LensCard product to third parties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation expense.

Administrative expense increased from $270,211 for the six months ended June 30, 2004 to $508,610 for the six months ended June 30, 2005. Administrative expense increased primarily due to the establishment of our office, additional employees, increased salaries, and additional travel expenses relating to business development. We anticipate that administrative expense will increase in absolute dollars as we incur increased costs associated with continuing to establish our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense decreased from $109,024 for the six months ended June 30, 2004 to $15,000 for the six months ended June 30, 2005. Consulting expense primarily decreased as a result of a consultant converting to a full time employee. We anticipate that our consulting expense will decrease in absolute dollars as the company does not presently have the intention of hiring outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our external counsel, auditors and other outside services rendered to the company.

Professional fees expense increased from $146,592 for the six months ended June 30, 2004 to $265,731 for the six months ended June 30, 2005. Professional fees expense primarily increased due to additional amounts paid to our external auditors and counsel in connection with the filing of the company's registration statement as well as fees relating to the maintenance and establishment of the company's intellectual property rights. We anticipate that professional fees will continue to increase in absolute dollars as the company will continue to incur greater costs in maintaining and establishing its intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $158,713 for the six months ended June 30, 2004 to $445,807 for the six months ended June 30, 2005 due to increased research and development of the LightCard, SoundCard, and DisplayCard. We expect our research and development expenses to increase in absolute dollars as we continue to invest in developing new credit card enhancements.

Interest expense. Interest expense increased from $19,473 for the six months ended June 30, 2004 to $20,969 for the six months ended June 30, 2005 primarily due to the promissory notes that were issued in March 2005 .


LIQUIDITY AND CAPITAL RESOURCES

DISCUSSION OF RESULTS

Our principal sources of liquidity had been cash and cash equivalent balances, which were $541,784 at December 31, 2004. As of August 10, 2005, we have a book overdraft of $104,873. Since April 2005, our cash and cash equivalent balances have not been sufficient enough to satisfy our obligations. Since our inception, we have incurred significant losses, and as of December 31, 2004 and June 30, 2005 we had an accumulated deficit of $4,301,939 and $5,555,983, respectively.

Net cash used in operating activities was $770,749 for the six months ended June 30, 2005 as compared with $751,684 for the six months ended June 30, 2004. The increase was due primarily to greater net loss offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $261,019 for the six months ended June 30, 2005 as compared with $1,752 for the six months ended June 30, 2004. The increase was due to the purchase of production equipment that was placed into use during the six months ended June 30, 2005.

Net cash provided by financing activities was $489,985 for the six months ended June 30, 2005 as compared to net cash provided by financing activities of $1,027,288 for the six months ended June 30, 2004. The decrease occurred primarily because $1,380,000 in net proceeds from the Preferred Stock financing that took place during the six months ended June 30, 2004 partially offset by $500,000 of proceeds of notes payable loaned by related parties during the six months ended June 30, 2005, and the gross repayment of notes payable of $406,837 during the six months ended June 30, 2004.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded through bank loans in the amount of $1,346,128, loans in the form of secured demand promissory notes totaling $500,000 from Bristol Investment Fund, Ltd. and Union International Finance Corp., a verbal agreement to guarantee any overdraft in the Company's bank account up to $120,000 given by one of our stockholders, the issuance of series A preferred stock, including the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of Series A preferred stock in which we raised gross proceeds of $2,568,500, and the conversion of $275,000 in unsecured advances due to related parties into Series A preferred stock. As of June 30, 2005, we had accounts payable due to related parties, Forest Finkelstein, in the amount of $138,333, and Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, one of our directors, is a partner in, in the amount of $276,000. The agreements with Forest Finkelstein and Blakely, Sokoloff, Taylor and Zafman to defer payments are based on written communications that may not be enforceable. If Forest Finkelstein or Blakely, Sokoloff, Taylor and Zafman require us to make these payments, we may not have the funds to do so and we may become insolvent.

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

On May 24, 2004, we obtained a loan in the amount of $246,128. We are required to pay interest at a rate equal to a prime rate set by City National Bank, which currently is 4.0%, on the loan. Beginning on June 30, 2004, we must pay this loan in 11 principal payments of $6,837 and one final principal and interest payment of $158,090 on the maturity date of July 31, 2005. We did not make this final payment of $158,090 on July 31, 2005. As of August 12, 2005, we are in the process of renewing this note with City National Bank. Additionally, on May 24, 2004, we renewed three notes payable, each in the amount of $150,000, from City National Bank that were originally dated April 22, 2003, July 16, 2003 and September 24, 2003. Of the three notes payable, one has an interest rate of 4.1%, one has an interest rate of 3.1% and one has an interest rate of 1.9%. Beginning on June 30, 2004, we are required to pay monthly interest payments on amounts drawn from the notes payable, with all outstanding principal and accrued and unpaid interest due on April 30, 2006. As of June 30, 2005 with respect to each note payable, we had drawn the full amount, $150,000 on each note payable, for an aggregate amount of $450,000 drawn through June 30, 2005. There is no further borrowing capacity available under each of the notes payable. Upon maturity of the notes payable and loan, we plan to either renew these with City National Bank or repay the notes payable or loan if we are able to obtain additional funding.

On June 22, 2004, we issued 275,000 shares of series A preferred stock to Alan Finkelstein, Bradley Ross and Luc Berthoud in a conversion of $275,000 in unsecured advances due to Alan Finkelstein, Bradley Ross and Luc Berthoud. The conversion was made at $1.00 per share.

On October 14, 2004, we ordered production equipment from a manufacturer costing 124,400 Euros. The equipment was delivered and installed on April 15, 2005. As of June 30, 2005, we owe the manufacturer $26,894 for the equipment and related installation costs.

On October 25, 2004, we ordered additional production equipment from another manufacturer costing $81,900. The equipment was delivered and installed on June 22, 2005. As of June 30, 2005, we owe this manufacturer $27,680 for the equipment and related installation costs.

On November 30, 2004, we entered into a capital lease for production equipment that cost $32,598 with CNC Associates, Inc. that was personally guaranteed by our chief executive officer, Alan Finkelstein. The lease requires minimum monthly payments of $866 and expires on October 31, 2007.

In March 2005, we obtained loans in the form of secured demand promissory notes totaling $500,000 from Bristol Investment Fund, Ltd. and Union Finance International, Corp. Union Finance International Corp. loaned us $333,000 on March 31, 2005 while Bristol Investment Fund, Ltd. loaned us $167,000 on March 30, 2005 for the combined total of $500,000. The secured demand promissory notes create security interests in our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes are payable without notice by the demand of Union Finance International Corp. or Bristol Investment Fund, Ltd. There is no further borrowing capacity under both of the secured demand promissory notes and we plan to repay the secured demand promissory notes if we are able to obtain additional funding.

Since late March and early April 2005, certain principal stockholders, directors and executive officers have continued to agree to defer payments owed to them. The parties that have agreed to defer payments owing to them are as follows:
$13,406 to Bemel & Ross, of which one of our principal stockholders, Bradley Ross, is a partner in, $28,319 to Alan Finkelstein, our chief executive officer and chairman of the board, and $138,333 to Forest Finkelstein, who is the son of Alan Finkelstein. These agreements are based on written communications that may not be enforceable. If Bemel & Ross, Alan Finkelstein or Forest Finkelstein require us to make these payments, we may not have the funds to do so and we may become insolvent.

LIQUIDITY RISK

Since April 2005, our cash and cash equivalent balances have not been sufficient to satisfy our obligations. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities and debt financing to fund our cash needs and continue our operations. Although a stockholder has verbally agreed to guarantee any overdraft in our checking account up to $120,000, we do not believe that this will enable us to sustain our operations and is only covering our immediate obligations such as payroll and account payables that we are unable to defer. We currently do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could become insolvent and be forced to cease operations.

FACTORS THAT MAY AFFECT RESULTS

OUR SUCCESS REQUIRES ADDITIONAL CAPITAL. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE MAY BECOME INSOLVENT.

Our resources have and will not be sufficient to fund operations since April 2005 even though the following parties have agreed to defer payments owed to them: $13,406 to Bemel & Ross, of which one of our principal stockholders, Bradley Ross, is a partner in, $28,319 to Alan Finkelstein, and $138,333 to Forest Finkelstein, who is the son of Alan Finkelstein. In addition, Blakely Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, one of our directors, is a partner in, has agreed to defer payments for an aggregate amount of $276,000 as long as we continue to make the $7,000 to $10,000 monthly payments, until we have sufficient liquidity to pay the balance. We have not made any monthly payments to Blakely Sokoloff, Taylor and Zafman, LLP since April 2005. All of these agreements to defer payments are based on written communications and may not be enforceable. If Blakely Sokoloff, Taylor and Zafman, Bemel & Ross, Alan Finkelstein, Forest Finkelstein or our vendors require us to make payments, we may not have the funds to do so and we may become insolvent. We will require additional capital in order to operate beyond April 2005. In March 2005, we received $500,000 in the form of secured demand promissory notes from two of our principal stockholders as noted in the risk factors below. For the next several months, we anticipate that we will continue to attempt to use promissory notes from or sell securities to our stockholders. However, if we are unable to borrow funds from our stockholders, we will need to raise additional capital from other sources to fund our cash needs and continue our operations. A verbal agreement to guarantee any overdraft in our bank account up to $120,000 was given by one of our stockholders. As of August 10, 2005, our bank overdraft was $104,873. We currently do not have any binding commitments for, or readily available sources of, additional financing. As noted in the risk factors below addressing our accumulated deficit of $5,555,983, we anticipate that the sales of our LightCard will not be sufficient enough to sustain our operations, and further anticipate that after such introduction we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. If we do not obtain additional financing, our operations and liquidity would be materially adversely affected and we could become insolvent.

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

WE HAVE AN ACCUMULATED DEFICIT OF $5,555,983 AS OF JUNE 30, 2005 AND HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have incurred significant net losses every year since our inception, including net losses of $1,254,046 for the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $5,555,983. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date, we have not yet generated significant recurring revenues. Our limited revenues that derive from sales of the LensCard and the limited revenues that we may receive from sales of the LightCard have not been and will not continue to be sufficient to sustain our operations. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our power-based card enhancement products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.

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

RISKS RELATED WITH OWNERSHIP OF OUR SECURITIES

THERE MAY NOT BE AN ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK, SO YOU MAY BE UNABLE TO LIQUIDATE YOUR SHARES IF YOU NEED MONEY.

As of the date of this Quarterly Report, there has been no public market for our common stock. An active trading market for our common stock may not develop due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales. We cannot give you any assurance that an active public trading market for our common shares will develop or be sustained. You may not be able to liquidate your shares quickly or at the market price if trading in our common stock is not active.

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

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE.

Based on the number of shares outstanding as of August 12, 2005, we had 10,893,500 shares of common stock outstanding. Of these shares, 3,178,331, assuming conversion of warrants for 250,000 shares of common stock, are freely tradable without restriction or further registration under the federal securities laws, subject in some cases to volume and other limitations.

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

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of August 12, 2005, after taking into consideration our outstanding common shares, our board of directors will be entitled to issue up to 36,950,000 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

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

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 85.3% of our common stock, on an as-converted basis, including warrants and options held by each principal stockholder, executive officer and director that are exercisable within 60 days of August 12, 2005. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                       INNOVATIVE CARD TECHNOLOGIES, INC.


Date: August 15, 2005          /s/ Alan Finkelstein
                               --------------------
                               Alan Finkelstein
                               Chief Executive Officer, President
                               Secretary and Chairman of the Board


Date: August 15, 2005          /s/  Bennet P. Lientz, Jr.
                               --------------------------
                               Bennet P. Lientz, Jr.
                               Chief Financial Officer

                                  Exhibit Index

Exhibit
Number            Description
-------           -----------

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