Form 10QSB
period 2005-09-20
INNOVATIVE CARD TECHNOLOGIES INC
filed 2005-11-09
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

                                       or

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

Common Stock Outstanding as of November 8, 2005: 17,694,566 shares

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       INNOVATIVE CARD TECHNOLOGIES, INC.

                               INDEX TO FORM 10QSB

                          PART I FINANCIAL INFORMATION


Item 1.     Financial Statements                                            PAGE

            Consolidated Balance Sheets at September 30, 2005 (unaudited)
            and December 31, 2004                                             3

            Consolidated Statements of Operations for the three and
            nine month periods ended September 30, 2005 and September 30,
            2004 (unaudited)                                                  4

            Consolidated Statement of Stockholder's Deficit
            (unaudited)                                                       5

            Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 2005 and September 30, 2004
            (unaudited)                                                       6

            Notes to Unaudited Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              28

Item 3.     Controls and Procedures                                          41

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                41

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      41

Item 3.     Defaults Upon Senior Securities                                  41

Item 4.     Submission of Matters to a Vote of Security Holders              41

Item 5.     Other Information                                                41

Item 6.     Exhibits and Reports on Form 8-K                                 41

            SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 2004 AND SEPTEMBER 30, 2005 (UNAUDITED)

                                                            September 30,
                                                                 2005         December 31,
ASSETS                                                       (unaudited)          2004
                                                             -----------      -----------
CURRENT ASSETS
   Cash and cash equivalents                                 $   135,239      $   541,784
   Prepaids and other current assets                              12,196           41,431
   Accounts receivable                                                --            3,315
   Raw materials held for production                             135,951               --
                                                             -----------      -----------
     Total current assets                                        283,386          586,530
PROPERTY AND EQUIPMENT, NET                                      260,283           42,443
                                                             -----------      -----------
Total assets                                                 $   543,669      $   628,973
                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                       937,318          157,254
     Notes payable                                               593,570          648,270
     Demand notes payable                                         50,333               --
     Demand notes payable - related parties                      671,183               --
     Accounts payable - related parties                          564,811          373,980
     Advances - Stock Subscriptions                              196,000               --
     Short term portion of capital lease                           9,150            8,627
     Deferred revenue                                             37,428           40,485
                                                             -----------      -----------
     Total current liabilities                                 3,059,793        1,228,617
                                                             -----------      -----------
LONG TERM LIABILITIES
     Long term portion of capital lease                           10,757           17,686
                                                             -----------      -----------
Total liabilities                                              3,070,550        1,246,303
                                                             -----------      -----------

STOCKHOLDERS' DEFICIT
   Preferred stock $0.001 par value, 5,000,000 shares
        Authorized, 0 (unaudited) and 2,843,500
        shares issued and outstanding                                 --            2,844
   Common stock $0.001 par value, 50,000,000 shares
        Authorized, 10,893,500 (unaudited) and 8,050,000
        shares issued and outstanding                             10,894            8,050
   Additional paid-in capital                                  3,673,715        3,673,715
   Accumulated deficit                                        (6,211,490)      (4,301,939)
                                                             -----------      -----------
     Total stockholders' deficit                              (2,526,881)        (617,330)
                                                             -----------      -----------
     Total liabilities and stockholders' deficit             $   543,669      $   628,973
                                                             ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                     Three months       Three months      Nine months       Nine months
                                         ended            ended              ended             ended
                                     September 30,     September 30,     September 30,     September 30,
                                         2005             2004               2005               2004
                                      (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                     ------------      ------------      ------------      ------------
Revenues, net                        $        133      $     (4,300)     $      2,878      $     12,724
                                     ------------      ------------      ------------      ------------
Operating expenses
   Administrative                         283,339           182,168           791,950           450,285
   Consulting Fees                         48,750             7,500            63,750           116,524
   Professional Fees                       58,981            52,656           324,712           203,909
   Research and development               247,411           127,029           693,218           283,175
                                     ------------      ------------      ------------      ------------
Total operating expenses                  638,481           369,353         1,873,630         1,053,893
                                     ------------      ------------      ------------      ------------
Loss from operations                     (638,348)         (373,653)       (1,870,752)       (1,041,169)
                                     ------------      ------------      ------------      ------------

Other income (expense)
   Interest income                             61                 0               189                 1
   Interest expense                       (17,220)           (2,316)          (38,189)          (21,790)
                                     ------------      ------------      ------------      ------------
Total other income (expense)              (17,158)           (2,316)          (38,000)          (21,789)
                                     ------------      ------------      ------------      ------------

Income (loss) before provision
 for income taxes                        (655,506)         (375,069)       (1,908,752)       (1,062,958)
                                     ------------      ------------      ------------      ------------
Provision for income taxes                     --                --              (800)               --
                                     ------------      ------------      ------------      ------------

Net loss                             $   (655,506)     $   (375,069)     $ (1,909,552)     $ (1,062,958)
                                     ------------      ------------      ------------      ------------

Basic and diluted loss per share     $      (0.06)     $      (0.05)     $      (0.21)     $      (0.18)
                                     ============      ============      ============      ============
Weighed-average
 common shares outstanding             10,893,500         8,050,000         9,053,985         5,920,438
                                     ============      ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)

                                      Series A Preferred
                                            Stock                    Common Stock         Additional
                                   ------------------------   -------------------------     Paid-in      Accumulated
                                      Shares       Amount        Shares       Amount        Capital        Deficit         Total
                                   -----------  -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2004           2,843,500  $     2,844     8,050,000   $     8,050   $ 3,637,715    $(4,301,939)   $  (617,330)
Conversion of Series A Prefrered
     Stock to Common Stock,
     May 5, 2005                    (2,843,500) $    (2,844)    2,843,500   $     2,844           --              --             --
Net loss for the nine months ended
    September 30, 2005 (unaudited)         --           --            --            --            --      (1,909,552)    (1,909,552)
                                   -----------  -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 2005                --   $       --     10,893,500   $    10,894   $ 3,637,715    $(6,211,491)   $(2,526,882)
                                   ===========  ===========   ===========   ===========   ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                               For the Nine Months Ended
                                                                      September 30,
                                                              ----------------------------
                                                                 2005             2004
                                                              -----------      -----------
                                                              (unaudited)      (unaudited)
Cash flows from operating activities
   Net loss                                                   $(1,909,552)     $(1,062,958)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                              51,864            3,434
        (Increase) decrease in
             Accounts receivable                                    3,315           11,017
             Prepaid expenses and other current assets             29,235          (37,813)
             Raw materials held for production                   (135,951)              --
             Other receivables                                         --              (60)
        Increase (decrease) in
             Accounts payable and accrued expenses                780,063          (66,270)
             Accounts payable - related parties                   190,831          (25,859)
             Deferred revenue                                      (3,058)           5,485
                                                              -----------      -----------
Net cash used in operating activities                            (993,252)      (1,173,024)
                                                              -----------      -----------
Cash flows from investing activities
       Purchase of Property and Equipment                        (269,702)         (25,545)
       Loan receivable- employee                                       --            8,093
                                                              -----------      -----------
Net cash used in investing activities                            (269,702)         (17,452)
                                                              -----------      -----------
Cash flows from financing activities
        Gross Proceeds from/of notes payable                           --          246,128
        Gross Repayment from/of notes payable                     (54,701)        (675,868)
        Proceeds from demand notes payable                         50,000               --
        Proceeds from series A preferred stock offering                --        1,825,000
        Proceeds from common stock offering                            --           50,000
        Advances stock subscriptions                              196,000               --
        Proceeds from issuance of common stock                         --            8,050
        Receivable from common stock issuance                          --           (8,050)
        Proceeds from demand notes payable                         50,000               --
        Proceeds from notes payable related parties               650,000               --
        Interest payable                                              333               --
        Interest payable- related parties                          21,183            4,125
        Payments on capital lease                                  (6,405)              --
                                                              -----------      -----------
Net cash provided by financing activities                         856,410        1,449,385
                                                              -----------      -----------
Net increase (decrease) in cash and cash
   equivalents                                                   (406,544)         258,910
Cash and cash equivalents, beginning of year                      541,784           37,691
                                                              -----------      -----------
Cash and cash equivalents, end of period                      $   135,239      $   296,601
                                                              ===========      ===========


   The accompanying notes are an integral part of these financial statements

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


Supplemental disclosures of cash flow information
        Interest paid                                         $   15,435       $    17,665
                                                              ===========      ===========
        Income tax paid                                       $      800       $         0
                                                              ===========      ===========

During the nine months ended September 30, 2005,

- 2,843,500 shares of preferred stock with a par value of $0.001 was converted into 2,843,500 shares of common stock with a par value of $0.001.

- the Company paid $800 of income taxes

During the nine months ended September 30, 2004,

- $275,000 of notes payable - related parties was converted into 275,000 shares of series A preferred stock.

- 50,000 shares of common stock valued at $50,000 were issued as offering costs

The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles which contemplate continuation of the Company (as defined in Note 3) as a going concern. During the year ended December 31, 2004 and nine months ended September 30, 2005, the Company incurred net losses of $1,621,740 and $1,909,552 (unaudited), respectively, and had negative cash flows from operations of $1,664,303 and $993,252 (unaudited), respectively. In addition, the Company had accumulated deficits of $4,301,939 and $6,211,490 (unaudited) at December 31, 2004 and September 30, 2005, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Since their effect would have been anti-dilutive, common stock equivalents of 2,400,000 warrants were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2005. The Company did not have any other common stock equivalents outstanding during the three and nine months ended September 30, 2005.

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

The results of operations presented for the nine months ended September 30, 2004 are those of LensCard US and LensCard International prior to the transactions with LCC on April 1, 2004. LensCard US is a limited liability company. Accordingly, all federal and state tax responsibilities of this entity are those of the members' individually. LensCard International is a foreign corporation whose income is derived from outside of the United States of America. Pursuant to the Internal Revenue Code Section 871, LensCard International is not subject to taxation in the United States of America. Therefore, a tax provision for LCC for these dates is not presented.

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

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock-Based compensation. This Statement supersedes APB Opinion No. 23, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity transactions for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of determining the effect on the financial statements.

NOTE 4 - RAW MATERIALS HELD FOR PRODUCTION

Raw materials held for production at September 30, 2005 and December 31, 2004 consisted of the following and is stated at the lower cost or market:

                                                  September 30,     December 31,
                                                      2005             2004
                                                  ------------      -----------
                                                   (unaudited)
Raw materials held for production
  (battery component)                               $135,951          $    --
Work in progress                                          --               --
Finished Goods                                            --               --
                                                   -----------      -----------
   TOTAL                                            $135,951          $    --
                                                   ===========      ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 and December 31, 2004 consisted of the following:

                                                  September 30,     December 31,
                                                      2005              2004
                                                   -----------      -----------
                                                   (unaudited)
Computer equipment                                    $ 9,808          $ 9,808
Office equipment                                        8,168            8,168
Furniture and fixtures                                 18,270           18,270
Production equipment, capital lease                    32,598           32,598
Leasehold improvements                                  5,610            5,610
Production equipment                                  269,703               --
                                                   -----------      -----------
                                                      344,157           74,454

Less accumulated depreciation and amortization         83,875           32,011
                                                   -----------      -----------
   TOTAL                                             $260,282          $42,443
                                                   ===========      ===========

During the year ended December 31, 2004, the Company had made commitments to purchase $222,966 worth of production equipment that was not received by the company by December 31, 2004 and therefore was not included in the Property and Equipment balance as of December 31, 2004. See Note 8 for additional details.

Depreciation and amortization expense was $7,255, $29,731 (unaudited), $1,145 (unaudited), $51,864 (unaudited), and $3,434 (unaudited), for the year ended December 31, 2004, the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, respectively.

NOTE 6 - NOTES PAYABLE

On October 30, 2002, the Company entered into a note payable with a financial institution in exchange, for an aggregate borrowing limit of $450,000. Of the $450,000, $350,000 was received during the 12 months ended December 31, 2002 while $100,000 was received during the 12 months ended December 31, 2003. The loan was repaid on May 24, 2004. The balance of the note payable beared interest at a rate of 4.0% per annum through the date of renewal, and 1.8% per annum thereafter. As of December 31, 2004 and September 30, 2005 the outstanding balance on the note payable was $0 and $0 (unaudited). The Company has no further borrowing capacity under this agreement.

On April 22, 2003, the Company entered into a second note payable with the same financial institution in exchange for gross proceeds of $150,000. The second note has been renewed through April 30, 2006. The balance of the note payable bears interest at 1.8% per annum through the date of renewal, and 4.1% per annum thereafter. As of December 31, 2004 and September 30, 2005, the outstanding balance on the note payable was $150,000 and $150,000 (unaudited).

On July 16, 2003, the Company entered into a third note payable with the same financial institution in exchange for gross proceeds of $150,000. The third note has been renewed through April 30, 2006. The balance of the note payable bears interest at 1.8% per annum through the date of renewal, and 3.1% per annum thereafter. As of December 31, 2004 and September 30, 2005, the outstanding balance on the note payable was $150,000 and $150,000 (unaudited).

On September 24, 2003, the Company entered into a fourth note payable with the same financial institution in exchange for gross proceeds of $150,000. The fourth note has been renewed through April 30, 2006. The balance of the note payable bears interest at 1.9% per annum through the date of renewal, and 2.7% per annum thereafter. As of December 31, 2004 and September 30, 2005, the outstanding balance on the note payable was $150,000 and $150,000 (unaudited).

On December 30 2003, the Company entered into a fifth note payable with the same financial institution in exchange for gross proceeds of $200,000. The fifth note matured on March 15, 2004 and was paid in full on May 24, 2004. The balance of the note payable beared interest at a rate of 4.0% per annum. As of December 31, 2004 and September 30, 2005, the outstanding balance on the note payable was $0 and $0 (unaudited). The Company has no further borrowing capacity under this agreement.

On May 24, 2004, the Company entered into a sixth note payable with the same financial institution in exchange for gross proceeds of $246,128. The sixth note matured on May 31, 2005 and was renewed until July 31, 2005. The balance of the note payable initially beared interest at 4.0% through the date of renewal. The interest rate is subject to change from time to time based on changes in an index which is based on the financial institution's prime rate. At December 31, 2004 and September 30, 2005, the outstanding balance on the note payable was $198,270 and $143,570 (unaudited).

The first, fifth and sixth notes payable were guaranteed by three stockholders of the Company. The second, third, and fourth notes payable are collateralized by personal certificates of deposit belonging to an officer and a stockholder of the Company. All outstanding principal, plus all accrued, unpaid interest are due on the respective maturity dates. However, the Company is required to make regular monthly payments of all accrued, unpaid interest due as of each payment date for the second, third and fourth notes payable. For the sixth note payable, the company is required to make two monthly payments of $6,837, subject to any change in the index rate and one final payment of all outstanding principal and accrued interest on April 30, 2006.

Demand notes payable consisted of a loan received in the form of secured demand promissory from a shareholder and were, including accrued interest, $50,333 (unaudited) and $0 as of September 30, 2005 and December 31, 2004, respectively. The shareholder loaned the company $50,000 on August 31, 2005. The secured demand promissory notes create security interests in the Company's assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes are payable without notice by the demand of the shareholder. There is no further borrowing capacity under both of the secured demand promissory notes and the Company plans to repay the secured demand promissory notes if the Company is able to obtain additional funding.

ADVANCES- STOCK SUBSCRIPTIONS

During September 2005, the Company received funds from investors totaling $196,000, the balance of Advances- stock subscriptions was $196,000 (unaudited) and $0 as of September 30, 2005 and December 31, 2004, respectively.

NOTE 7 - PROVISION FOR INCOME TAXES

The effective tax rate differs from the statutory tax rate primarily as a result of the pre-merger LLC activity as discussed above and the change in the valuation allowance account.

The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At September 30, 2005, the Company has approximately $3,148,000 (unaudited) and $3,146,000 (unaudited) in federal and state loss carryforwards available to offset taxes through December 31, 2025 and 2011, respectively.

The Company's deferred tax asset at September 30, 2005 of $1,384,000 (unaudited) consists of loss carryforwards, state taxes, and deferred revenue and has been offset entirely by a valuation allowance. The valuation allowance account has been increased by $791,000 during the nine months ended September 30, 2005.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

                        PRODUCTION EQUIPMENT COMMITMENTS

The Company entered into commitments with two different production equipment manufacturers during the year ended December 31, 2004 for two pieces of production equipment. Both pieces of equipment were received during the second quarter of 2005. The remaining amount payable to both manufacturers of the production equipment was $54,574 and included in the Company's payable balance as of September 30, 2005.

                                 EQUIPMENT LEASE

On November 30, 2004, the Company entered into a capital lease with CNC Associates, Inc. for the purchase of production equipment. The lease requires minimum monthly payments of $866 and expires on October 31, 2007. The capital lease is personally guaranteed by an officer and stockholder of the Company. Future minimum lease payments under this capital lease agreement at September 30, 2005 were as follows:

                    Year Ending
                    December 31,

                       2005                  $ 2,221
                       2006                    9,331
                       2007                    8,355
                                             -------
                         TOTAL (unaudited)    19,907

                    Less current portion       9,150
                                             -------
                    Long term portion         10,757



Equipment under the capitalized lease amounted to $32,598 and the related depreciation expense amounted to $2,173, $2,464 (unaudited), $0 (unaudited), $8,245 (unaudited), and $0 (unaudited) for the year ended December 31, 2004, the three months ended September 30, 2005 and 2004, and nine months ended September 30, 2005 and 2004, respectively.

                                      LEASE

The Company subleases its office space under a non-cancelable operating lease agreement from a stockholder. The lease requires minimum monthly payments of $2,568, expired in May 2005, and requires the company to pay 15.03% of any additional rents and/or charges of any kind due from Bemel & Ross. After expiration, the lease becomes a month to month tenancy cancelable by either party with thirty days notice. The additional rents and/or charges that may be due consist of direct costs passed through the master landlord to Bemel & Ross. The direct costs are based on operating costs during the calendar year ending December 31, 2003, or the base year. Thereafter, if the direct costs in a subsequent year exceed the direct costs in the base year, the master landlord bills Bemel & Ross its proportionate share of the excess of direct costs, which may include tax costs related to real estate and/or costs and expenses incurred by the master landlord in connection with common areas of the building, the parking structure or the cost of operating the building. Through September 30, 2005, Bemel & Ross has charged the company for additional rents and/or charges in the amount of $4,935. Future minimum lease payments under this operating lease agreement at September 30, 2005 are $0.

Rent expense was $8,993 (unaudited) , $7,704 (unaudited), $28,047 (unaudited), and $23,112 (unaudited) for the three months ended September 30, 2005 and 2004, and nine months ended September 30, 2005 and 2004, respectively.

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

On April 2, 2004, Alan Finkelstein, Bradley Ross and Michael Paradise, who owned one percent of Mr. Finkelstein's interest in the royalty payments, collectively transferred their rights to the royalty payments to the company in exchange for an aggregate of 5,500,000 shares of the company's common stock. The company then immediately transferred these royalty rights to PSACo, Inc., a Delaware corporation, in exchange for 25,000 shares of PSACo's common stock, or all of its outstanding common stock, causing PSACo to become our wholly owned subsidiary. As of September 30, 2004, these royalty payments accounted for 100% of the company's revenue on a consolidated basis.

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

                        MASTER PATENT LICENSE AGREEMENTS

On July 1, 1999, the Company entered into a master agreement, providing for royalties to the Company equaling a percentage of total royalties received by the licensee as follows:

o for amounts up to USD 200,000 95%

o for amounts between USD 200,000 and USD 500,000 97%

o for exceeding USD 500,000 98%

Royalties were due and payable within three business day after actual receipt by the licensee. The agreement expired on June 30, 2002.

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

                              EMPLOYMENT AGREEMENT

The Company has entered into an Employment Agreement with an officer for the term of three years, commencing January 1, 1998 and ending, unless terminated earlier, on January 1, 2000; however, on each anniversary date of the Agreement, a year is added automatically to the term. As of September 30, 2005, the termination date is January 1, 2006. The officer earns $12,500 as a monthly salary. On December 8, 2004, the agreement was modified to provide the officer with a monthly salary of $16,666. However, $4,166 of this amount is deferred until the company has an ability to pay the monthly salary as determined by the Board of Directors of the Company.

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

                                 MAJOR SUPPLIER

The Company obtains the battery, a key component for the Company's power inlay technology, from a single source, Solicore, Inc., on a purchase order basis. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations, delay production for up to nine months and impair the Company's ability to manufacture and sell products.

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

                                    WARRANTS

The following summarizes the warrant transactions:

                                             Warrants           Weighted-Average
                                            Outstanding          Exercise Price
                                            -----------          --------------
Outstanding,
   December 31, 2004                        2,400,000               $    1.00
   Granted                                         --               $      --

Outstanding, September 30, 2005             2,400,000               $    1.00

Exercisable, September 30, 2005             2,400,000               $    1.00


The weighted-average fair value of the warrants granted during the twelve months ended September 30, 2005 for which the exercise price equals the market price on the grant date was $0.88, and the weighted-average exercise price was $1.00. No warrants were granted during the three months ended September 30, 2005 for which the exercise price was less than or greater than the market price on the grant date. The weighted-average remaining contractual life of the warrants as of September 30, 2005 is fifteen months.

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

The 2004 Stock Incentive Plan will automatically terminate on August 5, 2014, unless it terminates sooner because all shares available under the Plan have been issued or all outstanding options terminate in connection with a change of control. In addition, the Board of Directors has the authority to amend the 2004 Stock Incentive Plan provided this action does not impair the rights of any participant. As of September 30, 2005, 1,275,000 incentive stock options were issued under the Plan, however, no non-statutory stock options, restricted stock, stock appreciation rights or performance shares have been granted under the Plan. On October 12, 2004, we granted to employees, officers, directors and consultants options to purchase 1,275,000 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2004, 940,000 shares are available for grant under the 2004 Stock Incentive Plan. No compensation cost was recognized for the nine months ended September 30, 2005 as no stock options were exercised.

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

Stock options - A summary of stock option activity and weighted average exercise prices for the three months ended September 30, 2005 and year ended December 31, 2004 is as follows:

                                         2005                            2004
                                        Shares     Exercise Price       Shares      Exercise Price
                                      ---------    --------------     ---------     --------------
Outstanding,
  beginning of year                   1,275,000       $    1.00              --       $      --
Granted                                      --              --       1,275,000       $    1.00
Exercised                                    --              --              --              --
Forfeited                                    --              --              --              --
                                      ---------       ---------       ---------       ---------
Outstanding,
  at September 30, 2005 and
  December 31, 2004, respectively     1,275,000       $    1.00       1,275,000       $    1.00
                                      =========       =========       =========       =========
Exercisable,
  at September 30, 2005 and
  December 31, 2004, respectively       335,000       $    1.00         285,000       $    1.00



The following table summarizes information concerning options outstanding and options exercisable as of September 30, 2005:

                                 Outstanding                              Exercisable

                                       Weighted
                                        Average
                                       Remaining       Weighted                   Weighted
                                      Contractual       Average                    Average
Range of Exercise Price     Shares    Life (years)   Exercise Price   Shares    Exercise Price
-----------------------    ---------  ------------  ---------------  ---------  ---------------
$1.00                      2,215,000             8  $           1.0    335,000  $          1.00
                           ---------  ------------  ---------------  ---------  ---------------
                           2,215,000             8  $           1.0    335,000  $          1.00
                           =========  ============  ===============  =========  ===============



NOTE 10 - RELATED PARTY TRANSACTIONS

                            DUE FROM RELATED PARTIES

From time to time, the Company enters into related party transactions with several officers, stockholders, and other related parties. As of September 30, 2005 and December 31, 2004, the Company was due $0 (unaudited) and $0, respectively.

                       ADVANCES PAYABLE - RELATED PARTIES

Advances payable - related parties at December 31, 2004 and September 30, 2005 consisted of unsecured advances that were made to the Company for working capital purposes that were originally advanced to the company in 2001 and 2002. The related parties that advanced the funds to the Company were Luc Berthoud, Bradley Ross, and Alan Finkelstein. The unsecured advances were non-interest-bearing and payable upon demand. Luc Berthoud, Bradley Ross and Alan Finkelstein converted their $275,000 in advances owed to them by the company into 275,000 shares of Series A Preferred Stock on June 22, 2004.

                       ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at September 30, 2005 and December 31, 2004 consisted of amounts due for consulting, legal, and accounting services rendered and were $564,841 (unaudited) and $373,980 respectively. As of September 30, 2005, $22,399 is due for estimated costs for additional rents and/or charges relating to the lease of office space that the Company has Bemel and Ross, a certified public accounting firm that Bradley Ross is a partner in. $187,083 is due to Forest Finkelstein for consulting services rendered through September 30, 2005, $295,571 is owed to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm which, the Company's director, George Hoover, is a partner in, and $59,758 is due to Alan Finkelstein for unreimbursed expenses unpaid through September 30, 2005. The amounts are currently due to all three parties. The deferred amount payable to Forest Finkelstein, Alan Finkelstein, Bemel & Ross and BSTZ are non-interest bearing and are payable upon demand. However, all parties have deferred payment until we have sufficient liquidity to pay.

                              CONSULTING AGREEMENTS

The Company entered into Consulting Agreements with Alan Finkelstein and Forest Finkelstein, both of whom are related parties. For Alan Finkelstein, during the nine months ended September 30, 2005 and 2004, the Company paid $0 and $0, respectively. For Forest Finkelstein, during the nine months ended September 30, 2005 and 2004, the Company paid $5,000 and $0, respectively.

                               ACCOUNTING SERVICES

Bradley Ross, one of the Company's stockholders, is a partner in a certified public accounting firm, Bemel & Ross, which has provided accounting and tax services to the Company. During the nine months ended September 30, 2005 and 2004, the Company paid $0, and $32,000, respectively, to this entity for services rendered.

                     DEMAND NOTES PAYABLE - RELATED PARTIES

Demand notes payable - related parties at September 30, 2005 consisted of loans received in the form of secured demand promissory from Bristol Investment Fund, Ltd., Union Finance International, Corp., and Bradley Ross, a significant shareholder in the Company, and were, including accrued interest, $671,183 (unaudited) and $0 as of September 30, 2005 and December 31, 2004, respectively. Union Finance International Corp. loaned the Company $333,000 on March 31, 2005, Bristol Investment Fund, Ltd. loaned the Company $167,000 on March 30, 2005, and Bradley Ross loaned the company $150,000 on August 31, 2005 for a combined total of $650,000. The secured demand promissory notes create security interests in the Company's assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes are payable without notice by the demand of Union Finance International Corp., Bristol Investment Fund, Ltd., or Bradley Ross. There is no further borrowing capacity under both of the secured demand promissory notes and the Company plans to repay the secured demand promissory notes if the Company is able to obtain additional funding.

                                 LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a director of the Company, is a partner in. During the nine months ended September 30, 2005 and 2004, the Company paid $83,471 and $101,261, respectively, to this entity for legal services rendered.

NOTE 11 - SUBSEQUENT EVENTS

On October 19, 2005, the Company issued 7,071,066 shares of common stock and 4,433,133 warrants to purchase common stock at a price of $1.00 per Unit to a number of investors pursuant to a private placement for total gross proceeds of $6,500,000 and the conversion of $571,066 of indebtedness. Prior to the close of financing, the Company repaid amounts owed to Forest Finkelstein for services rendered, Bradley Ross for the principal amount of his demand note payable, Rodger Bemel for the principal amount of his demand note payable, and advances from shareholders that were received directly by the company for the fundraise, as recorded on the September 30, 2005 balance sheet of $187,000, $150,000, $50,000, and $196,000, respectively by transferring the amounts into escrow.

After the completion of the financing, on October 19, 2005, the Company repaid all outstanding loans with City National Bank totaling $593,570 as of September 30, 2005. On October 20, 2005, the Company repaid the demand promissory note payable to Bristol Investment Fund totaling $173,790 as of September 30, 2005.

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

Since inception, we have been unprofitable. We incurred net losses of $1,909,552 for the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of $6,211,490. Our continued existence is dependent upon our ability to obtain additional financing. We anticipate that the sales of our LightCard, SoundCard, and DisplayCard will not be sufficient enough to sustain our operations, and further anticipate that after such introduction we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months, as they relate to retaining and obtaining key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology, have been and will continue to be significant. To date, our operations have been funded primarily through equity financings totaling $9,639,566. We believe that we will have enough funding to meet our cash needs and continue our operations into early 2007.

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

Our first two products, the LightCard, or a financial card that has a light with or without a magnifying lens, and a SoundCard that emits a monophonic tone such as "Happy Birthday" or "Jingle Bells", have been fully developed. Presently, we have the capability to produce 20,000 LightCards or SoundCards per month. If the demand for the LightCard or SoundCard is substantial, we may be able to increase our collective capacity to produce LightCards and SoundCards to 100,000 cards per month if we are able to order and have additional production equipment delivered, installed, and operational by early 2006. However, our ability to produce 100,000 LightCards or SoundCards per month is limited to the amount of component parts we are able to procure. One of these key components of our power inlay technology, the battery, is presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture LightCards and SoundCards are unknown at this time, as we have not produced the LightCards and SoundCards on a mass production basis. Additionally, if there is no demand for the LightCard or SoundCard by banks that issue financial cards we will have no benefit from the LightCard or SoundCard.

Our third product, the DisplayCard with one time password ("DisplayCard OTP") is in the early stages of manufacturing and believe that we will be able to initially produce quantities of 1,000 per month beginning in early 2006. If the demand for the DisplayCard OTP is substantial, we may be able to increase our total capacity to produce DisplayCards to 100,000 per month. However, our ability to produce 100,000 DisplayCard OTP per month is limited to the amount of component parts we are able to procure. Two of these key components of the DisplayCard and our power inlay technology, the battery, is presently available from only one supplier, Solicore, Inc. and the other key component, that works with our form factor, the display, is only available from one supplier, SmartDisplayer. Our projected cost to manufacture the DisplayCard is unknown at this time, as we have not produced the DisplayCards on a mass production basis. Additionally, if there is no demand for the DisplayCard by banks that issue financial cards or other entities that use non-financial cards we will have no benefit from the DisplayCard.

Our other products that are designed to use the power inlay technology are still in the early stages of development. At this time, we are unable to determine when the other products will become fully developed, manufactured and sold to banks that issue financial cards.

We estimate that our capital requirements for the next twelve months will be as follows:

  Capital equipment expenditures and capital lease obligations        200,000
  General and administrative expenses                               1,600,000
  Professional Fees                                                   500,000
  Consulting Fees                                                     100,000
  Research and development                                            350,000
                                                                  -----------
  Total estimated capital requirements                             $2,750,000


Costs of production are not included in our capital requirements as we intend to only incur these costs once orders for our products are received from our potential customers.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

OVERVIEW

Our financial results for the three months ended September 30, 2005 reflect a net loss of $655,506, or $0.06 per share (basic and diluted), compared to a net loss of $376,069, or $0.05 per share (basic and diluted), for the three months ended September 30, 2004.

The major factors contributing to our net loss of $655,506 during the third quarter of 2005 were administrative expenses and research and development expenses relating to new products and improving existing products. The major factors contributing to our net loss during the second quarter of 2004 were primarily the result of administrative expenses and research and development expense.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue increased from $(4,300) for the three months ended September 30, 2004 to $133 for the three months ended September 30, 2005. The increase resulted primarily from an adjustment that took place during the third quarter of 2004. LensCard revenues continue to be minimal as we have not been actively marketing the LensCard product or licensing the LensCard product to third parties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation expense.

Administrative expense increased from $182,168 for the three months ended September 30, 2004 to $283,339 for the three months ended September 30, 2005. Administrative expense increased primarily due to the establishment of our office, additional employees, and additional travel expenses relating to business development. We anticipate that administrative expense will increase in absolute dollars as we incur increased costs associated with continuing to establish our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense increased from $7,500 for the three months ended September 30, 2004 to $48,750 for the three months ended September 30, 2005. Consulting expense primarily increased as a result of a consultant being given additional consideration that was approved by our Board of Directors. We anticipate that our consulting expense will decrease in absolute dollars as the company does not presently have the intention of hiring additional outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our external counsel, auditors and other outside services rendered to the company.

Professional fees expense increased from $52,656 for the three months ended September 30, 2004 to $58,981 for the three months ended September 30, 2005. Professional fees expense primarily increased due to fees relating to the maintenance and establishment of the company's intellectual property rights and the legal and accounting fees relating to our requirements to operate as a public company. We anticipate that professional fees will continue to increase in absolute dollars as the company will continue to incur greater costs in maintaining and establishing its intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $127,029 for the three months ended September 30, 2004 to $247,411 for the three months ended September 30, 2005 due to increased research and development of the LightCard, SoundCard, and DisplayCard. We expect our research and development expenses to increase in absolute dollars as we continue to invest in developing new credit card enhancements.

Interest expense. Interest expense increased from $2,316 for the three months ended September 30, 2004 to $17,220 for the three months ended September 30, 2005 primarily due to the promissory notes that were issued in March 2005.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

OVERVIEW

Our financial results for the nine months ended September 30, 2005 reflect a net loss of $1,909,552, or $0.21 per share (basic and diluted), compared to a net loss of $1,062,958 or $0.18 per share (basic and diluted), for the nine months ended September 30, 2004.

The major factors contributing to our net loss of $1,909,552 during the nine months ended September 30, 2005 were administrative expenses, research and development expenses relating to new products and improving existing products, and professional fees. The major factors contributing to our net loss during the nine months ended September 30, 2004 were primarily the result of professional fees, administrative expenses, and research and development expense.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue decreased from $12,724 for the nine months ended September 30, 2004 to $2,878 for the nine months ended September 30, 2005. The decrease resulted primarily from fewer royalties of the LensCard as we have not been actively marketing the LensCard product or licensing the LensCard product to third parties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation expense.

Administrative expense increased from $450,285 for the nine months ended September 30, 2004 to $791,950 for the nine months ended September 30, 2005. Administrative expense increased primarily due to the establishment of our office, additional employees, increased salaries, and additional travel expenses relating to business development. We anticipate that administrative expense will increase in absolute dollars as we incur increased costs associated with continuing to establish our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense decreased from $116,524 for the nine months ended September 30, 2004 to $63,750 for the nine months ended September 30, 2005. Consulting expense primarily decreased as a result of a consultant converting to a full time employee. We anticipate that our consulting expense will decrease in absolute dollars as the company does not presently have the intention of hiring outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our external counsel, auditors and other outside services rendered to the company.

Professional fees expense increased from $203,909 for the nine months ended September 30, 2004 to $324,712 for the nine months ended September 30, 2005. Professional fees expense primarily increased due to additional amounts paid to our external auditors and counsel in connection with the filing of the company's registration statement as well as fees relating to the maintenance and establishment of the company's intellectual property rights. We anticipate that professional fees will continue to increase in absolute dollars as the company will continue to incur greater costs in maintaining and establishing its intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $283,175 for the nine months ended September 30, 2004 to $693,218 for the nine months ended September 30, 2005 due to increased research and development of the LightCard, SoundCard, and DisplayCard. We expect our research and development expenses to increase in absolute dollars as we continue to invest in developing new credit card enhancements.

Interest expense. Interest expense increased from $21,790 for the nine months ended September 30, 2004 to $38,189 for the nine months ended September 30, 2005 primarily due to the promissory notes that were issued in March 2005 .

LIQUIDITY AND CAPITAL RESOURCES

DISCUSSION OF RESULTS

Our principal sources of liquidity had been cash and cash equivalent balances, which were $541,784 at December 31, 2004. Since our inception, we have incurred significant losses, and as of December 31, 2004 and September 30, 2005 we had an accumulated deficit of $4,301,939 and $6,211,490, respectively.

Net cash used in operating activities was $993,252 for the nine months ended September 30, 2005 as compared with $1,173,024 for the nine months ended September 30, 2004. The decrease was due primarily to greater net loss offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $269,702 for the nine months ended September 30, 2005 as compared with $17,452 for the nine months ended September 30, 2004. The increase was due to the purchase of production equipment that was placed into use during the nine months ended September 30, 2005.

Net cash provided by financing activities was $856,410 for the nine months ended September 30, 2005 as compared to net cash provided by financing activities of $1,449,385 for the nine months ended September 30, 2004. The decrease occurred primarily because $1,825,000 in net proceeds from the Preferred Stock financing that took place during the nine months ended September 30, 2004 partially offset by $650,000 of proceeds of notes payable loaned by related parties during the nine months ended September 30, 2005, and the gross repayment of notes payable of $406,837 during the nine months ended September 30, 2004.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded through bank loans in the amount of $1,346,128, loans in the form of secured demand promissory notes totaling $650,000 from Bristol Investment Fund, Ltd., Union International Finance Corp., and Bradley Ross, , the issuance of series A preferred stock, including the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of Series A preferred stock in which we raised gross proceeds of $2,568,500, and the conversion of $275,000 in unsecured advances due to related parties into Series A preferred stock. As of September 30, 2005, we had accounts payable due to related parties, Forest Finkelstein, in the amount of $187,083, and Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, one of our directors, is a partner in, in the amount of $295,571. The agreements with Forest Finkelstein and Blakely, Sokoloff, Taylor and Zafman to defer payments are based on written communications that may not be enforceable. If Forest Finkelstein or Blakely, Sokoloff, Taylor and Zafman require us to make these payments, we may not have the funds to do so and we may become insolvent.

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

On May 24, 2004, we obtained a loan in the amount of $246,128. We are required to pay interest at a rate equal to a prime rate set by City National Bank, which currently is 4.0%, on the loan. Beginning on June 30, 2004, we must pay this loan in 11 principal payments of $6,837 and one final principal and interest payment of $158,090 on the maturity date of July 31, 2005. We did not make this final payment of $158,090 on July 31, 2005. As of August 12, 2005, we are in the process of renewing this note with City National Bank. Additionally, on May 24, 2004, we renewed three notes payable, each in the amount of $150,000, from City National Bank that were originally dated April 22, 2003, July 16, 2003 and September 24, 2003. Of the three notes payable, one has an interest rate of 4.1%, one has an interest rate of 3.1% and one has an interest rate of 1.9%. Beginning on June 30, 2004, we are required to pay monthly interest payments on amounts drawn from the notes payable, with all outstanding principal and accrued and unpaid interest due on April 30, 2006. As of September 30, 2005 with respect to each note payable, we had drawn the full amount, $150,000 on each note payable, for an aggregate amount of $450,000 drawn through September 30, 2005. There is no further borrowing capacity available under each of the notes payable. Upon maturity of the notes payable and loan, we plan to either renew these with City National Bank or repay the notes payable or loan if we are able to obtain additional funding.

On June 22, 2004, we issued 275,000 shares of series A preferred stock to Alan Finkelstein, Bradley Ross and Luc Berthoud in a conversion of $275,000 in unsecured advances due to Alan Finkelstein, Bradley Ross and Luc Berthoud. The conversion was made at $1.00 per share.

On October 14, 2004, we ordered production equipment from a manufacturer costing 124,400 Euros. The equipment was delivered and installed on April 15, 2005. As of September 30, 2005, we owe the manufacturer $35,577 for the equipment and related installation costs.

On October 25, 2004, we ordered additional production equipment from another manufacturer costing $81,900. The equipment was delivered and installed on June 22, 2005. As of September 30, 2005, we owe this manufacturer $27,680 for the equipment and related installation costs.

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

FACTORS THAT MAY AFFECT RESULTS

TO BE SUCCESSFUL WE MAY REQUIRE ADDITIONAL CAPITAL.

Our current resources will be sufficient to fund operations through early 2007. As we are in the early stage of manufacturing and have not sold substantial quantities of our products, we are unable to determine the amount of additional capital we will need to become successful. We currently do not have any binding commitments for, or readily available sources of, additional financing and will not receive any proceeds from this offering. As noted in the prior risk factor addressing our accumulated deficit of $6,211,490 as of September 30, 2005, we anticipate that the sales of our products will not be sufficient enough to sustain our operations, and further anticipate that after such introductions we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time.

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

WE HAVE AN ACCUMULATED DEFICIT OF $6,211,490 AS OF SEPTEMBER 30, 2005 AND HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have incurred significant net losses every year since our inception, including net losses of $1,909,552, $1,621,740, and $977,155 for the nine months ending September 30, 2005 and the fiscal years ending December 31, 2004 and December 31, 2003, respectively. As of September 30, 2005, we had an accumulated deficit of $6,211,490. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date, we have not yet generated significant recurring revenues. Our limited revenues that derive from sales of the LensCard and the limited revenues that we may receive from sales of the LightCard have not been and will not continue to be sufficient to sustain our operations. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our power-based card enhancement products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the financial statements for each of the years ended December 31, 2004 and 2003 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We obtain the display, a key component for the DisplayCard, from a single source, SmartDisplayer. On July 25, 2005, we entered into a three year exclusive agreement with SmartDisplayer whereby as long as we meet certain minimum monthly purchase requirements we maintain our exclusivity with SmartDisplayer. We believe that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations, delay production for up to 6 months and impair our ability to manufacture and sell our DisplayCard.

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

o continuing to fund  research and development endeavors;

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Alan Finkelstein, our co-founder and chief executive officer, Bennet Price-Lientz Tchaikovsky, our chief financial officer, and Murdoch Henretty, our chief technology officer, to formulate and implement our business plan, including the development of our power inlay technology. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

IF OUR FUTURE PRODUCTS DO NOT ACHIEVE A SIGNIFICANT LEVEL OF MARKET ACCEPTANCE, IT IS HIGHLY UNLIKELY THAT WE EVER WILL BECOME PROFITABLE.

To our knowledge, no credit card issuers have adopted power-based card enhancements to date using our power inlay technology on a mass quantity basis. As a result, our ability to enable issuers to improve and add card functionality, reduce attrition and increase acquisition rates, and enhance security and anti-fraud protection for customers through power-based card enhancements has yet to be proven. The commercial success of our future products will depend upon the adoption of our power inlay technology as a preferred method of applying card enhancements to payment cards. In order to be successful, our future products must meet the technical and cost requirements for card enhancements within the payment card industry. Market acceptance will depend on many factors, including:

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

WE MAY EXPERIENCE CUSTOMER CONCENTRATION IN THE FINANCIAL CARD MARKETPLACE, WHICH MAY EXPOSE US TO ALL OF THE RISKS FACED BY OUR POTENTIAL MATERIAL CUSTOMERS.

Since our agreement with VISA requires us to not offer or provide our power inlay technology to certain other major credit card issuers for a period of at least two years, we may experience customer concentration in the financial card marketplace. Until and unless we secure multiple customer relationships, we may experience periods during which we will be highly dependent on one or a limited number of customers. Dependence on a single or a few customers will make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we may be dependent on any single customer, we could be subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

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

RISKS RELATED WITH OWNERSHIP OF OUR SECURITIES

There is currently a limited trading market for our common stock.

Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board. There can be no assurance that an active trading market will be maintained. Trading of securities on the Over-the-Counter Electronic Bulletin Board is generally limited and is effected on a less regular basis than that effected on other exchanges or quotation systems (such as the NASDAQ Stock Market), and accordingly investors who own or purchase common stock will find that the liquidity or transferability of the common stock is limited. Additionally, a stockholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value, of common stock. We cannot assure you that our common stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

THE APPLICATION OF THE PENNY STOCK RULES COULD ADVERSELY AFFECT TRADING IN OUR COMMON STOCK.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be a "low-priced" security under the "penny stock" rules promulgated under the Securities Exchange Act of 1934. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities.

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

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE.

Upon effectiveness of this prospectus, and based on the number of shares outstanding as of October 19, 2005, we will have 17,964,566 shares of common stock outstanding. The 10,980,100 shares in this offering, assuming conversion of warrants for 4,147,600 shares of common stock, will be freely tradable without restriction or further registration under the federal securities laws, subject in some cases to volume and other limitations.

In addition, we intend to file a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register 1,585,000 shares of our common stock underlying options granted to our officers, directors, employees and consultants and 630,000 shares of common stock reserved for issuance under our 2004 Stock Incentive Plan. These shares, if issued in accordance with these plans, will be eligible for immediate sale in the public market, subject to volume limitations.

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

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of October 19, 2005, after taking into consideration our outstanding common and preferred shares, our board of directors will be entitled to issue up to 22,987,301 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

We may require additional working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

WE ARE CONTROLLED BY OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS, AND AS A RESULT, THE TRADING PRICE FOR OUR SHARES MAY BE DEPRESSED AND THESE STOCKHOLDERS CAN TAKE ACTIONS THAT MAY BE ADVERSE TO YOUR INTERESTS.

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 17.4% of our common stock, on an as-converted basis, including warrants and options held by each principal stockholder, executive officer and director that are exercisable within 60 days of October 19, 2005. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

OUR INCORPORATION DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS CONSIDER FAVORABLE AND COULD ALSO LIMIT THE MARKET PRICE OF YOUR STOCK, WHICH MAY INHIBIT AN ATTEMPT BY OUR STOCKHOLDERS TO CHANGE OUR DIRECTION OR MANAGEMENT.

Our amended and restated certificate of incorporation and bylaws will contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

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

                       INNOVATIVE CARD TECHNOLOGIES, INC.

      Date: November __, 2005          /s/ Alan Finkelstein
                                     ----------------------------
                                     Alan Finkelstein
                                     Chief Executive Officer, President
                                     Secretary and Chairman of the Board

      Date: November __, 2005          /s/  Bennet Price-Lientz Tchaikovsky
                                     ---------------------------------------
                                     Bennet Price-Lientz Tchaikovsky
                                     Chief Financial Officer

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