Form 10QSB/A
period 2005-09-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2005-11-09
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of November 8, 2005: 17,694,566 shares

Transitional Small Business Disclosure Format: Yes [ ] No [X]

      This amendment to the Quarterly Report on Form 10-QSB of Innovative Card Technologies for the quarter ended September 30, 2005 is being filed solely for the purpose of correcting an erroneous filing of a draft Form 10-QSB, as filed on November 9, 2005. This amendment is the final Form 10-QSB for the quarter ended September 30, 2005.

                       INNOVATIVE CARD TECHNOLOGIES, INC.

                               INDEX TO FORM 10QSB/A

                          PART I FINANCIAL INFORMATION


Item 1.     Financial Statements                                            PAGE

            Consolidated Balance Sheets at September 30, 2005 (unaudited)
            and December 31, 2004                                             3

            Consolidated Statements of Operations for the three and
            nine month periods ended September 30, 2005 and September 30,
            2004 (unaudited)                                                  4

            Consolidated Statement of Stockholder's Deficit
            (unaudited)                                                       5

            Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 2005 and September 30, 2004
            (unaudited)                                                       6

            Notes to Unaudited Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              29

Item 3.     Controls and Procedures                                          41

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                41

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      41

Item 3.     Defaults Upon Senior Securities                                  41

Item 4.     Submission of Matters to a Vote of Security Holders              41

Item 5.     Other Information                                                41

Item 6.     Exhibits and Reports on Form 8-K                                 41

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

The closing was contingent upon the private investor introducing potential investors to us and these potential investors or investment funds affiliated with the private investor purchasing a minimum of $1,500,000 worth of the Company's series A preferred stock at a price per share of $1.00 before February 1, 2004. As of May 5, 2004, the parties waived this closing contingency under the Securities Purchase Agreement. On May 5, 2004, the Company received $50,000 from the private investor and issued 500,000 shares of its common stock and warrants to purchase 2,400,000 shares of its common stock pursuant to the Securities Purchase Agreement. The 2,400,000 warrants were issued to the following private investors/groups: 700,000 warrants to Elmsmere Group Ltd, 700,000 warrants to Freemount Trading Ltd., 375,000 warrants to Diana Derycz-Kessler, 375,000 warrants to Paul Kessler, 200,000 warrants to Steve Emerson, and 50,000 warrants to Tyler Runnels. Each warrant issued to the private investor vests immediately and allows the holder to purchase one share of common stock for $1.00. Of the 2,400,000 shares, the right to purchase 100,000 shares will expire 60 days after the effective date of the registration statement registering the underlying shares, and thereafter, the right to purchase an additional 100,000 shares will expire on a monthly basis for the next nine months. In any event, the warrants will expire on September 5, 2011. If there is no effective registration statement registering the underlying shares by May 5, 2005, these warrants contain cashless exercise provisions that allow the holder to exercise the warrant for a lesser number of shares of common stock in lieu of paying cash. On May 5, 2005, the registration statement was declared effective by the SEC covering 250,000 of the warrants. The Company is reviewing the expiration provisions of the Securities Purchase Agreement as it relates to the registered and unregistered warrants. The fair value of each warrant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 2.34%; and expected life of 2.5 years. The number of shares that would be issued in this case would be based upon the market price of the common stock at the time of the net exercise, or if there is no market price, the price per share as determined by the Company's board of directors.

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


The weighted-average fair value of the warrants granted during the twelve months ended September 30, 2005 for which the exercise price equals the market price on the grant date was $0.88, and the weighted-average exercise price was $1.00. No warrants were granted during the three months ended September 30, 2005 for which the exercise price was less than or greater than the market price on the grant date. The weighted-average remaining contractual life of the warrants as of September 30, 2005 is seventy-five months.

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

RECENT DEVELOPMENTS

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

Our third product, the DisplayCard with one time password, or DisplayCard OTP, is in the early stages of manufacturing and believe that we will be able to initially produce quantities of 1,000 per month beginning in early 2006. If the demand for the DisplayCard OTP is substantial, we may be able to increase our total capacity to produce DisplayCards to 100,000 per month. However, our ability to produce 100,000 DisplayCard OTP per month is limited to the amount of component parts we are able to procure. Two of these key components of the DisplayCard and our power inlay technology, the battery, is presently available from only one supplier, Solicore, Inc. and the other key component, that works with our form factor, the display, is only available from one supplier, SmartDisplayer. Our projected cost to manufacture the DisplayCard is unknown at this time, as we have not produced the DisplayCards on a mass production basis. Additionally, if there is no demand for the DisplayCard by banks that issue financial cards or other entities that use non-financial cards we will have no benefit from the DisplayCard.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

OVERVIEW

Our financial results for the three months ended September 30, 2005 reflect a net loss of $655,506, or $0.06 per share (basic and diluted), compared to a net loss of $375,069, or $0.05 per share (basic and diluted), for the three months ended September 30, 2004.

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

Consulting expense increased from $7,500 for the three months ended September 30, 2004 to $48,750 for the three months ended September 30, 2005. Consulting expense primarily increased as a result of a consultant being given additional consideration that was approved by our Board of Directors. We anticipate that our consulting expense will decrease in absolute dollars as we do not presently have the intention of hiring additional outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our external counsel, auditors and other outside services rendered to us.

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

LIQUIDITY AND CAPITAL RESOURCES

DISCUSSION OF RESULTS

Our principal sources of liquidity had been cash and cash equivalent balances, which were $541,784 at December 31, 2004 and $135,239 as of September 30, 2005. Since our inception, we have incurred significant losses, and as of December 31, 2004 and September 30, 2005 we had an accumulated deficit of $4,301,939 and $6,211,490, respectively.

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

LIQUIDITY RISK

Since April 2005, our cash and cash equivalent balances have not been sufficient to satisfy our obligations. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities and debt financing to fund our cash needs and continue our operations. Although a stockholder has verbally agreed to guarantee any overdraft in our checking account up to $120,000, we do not believe that this will enable us to sustain our operations and is only covering our immediate obligations such as payroll and account payables that we are unable to defer. We currently do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected.

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

We obtain the display, a key component for the DisplayCard, from a single source, SmartDisplayer. On July 25, 2005, we entered into a three year exclusive agreement with SmartDisplayer whereby as long as we meet minimum monthly purchase requirements we maintain our exclusivity with SmartDisplayer. We believe that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations, delay production for up to 6 months and impair our ability to manufacture and sell our DisplayCard.

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

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of October 19, 2005, after taking into consideration our outstanding common shares, our board of directors will be entitled to issue up to 22,987,301 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

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

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 17.4% of our common stock including warrants and options held by each principal stockholder, executive officer and director that are exercisable within 60 days of November 7, 2005. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

                       INNOVATIVE CARD TECHNOLOGIES, INC.

      Date: November 9, 2005           /s/ Alan Finkelstein
                                     ----------------------------
                                     Alan Finkelstein
                                     Chief Executive Officer, President
                                     Secretary and Chairman of the Board

      Date: November 9, 2005           /s/  Bennet Price-Lientz Tchaikovsky
                                     ---------------------------------------
                                     Bennet Price-Lientz Tchaikovsky
                                     Chief Financial Officer

                                  Exhibit Index

Exhibit
Number            Description
-------           -----------
2.1(1)      Exchange agreement by and among the registrant, LensCard US, LLC,
            Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc
            Berthoud, dated April 1, 2004
2.2(1)      Exchange agreement by and among the registrant, Alan Finkelstein,
            Bradley Ross and Michael Paradise, dated April 1, 2004
2.3(1)      Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004
2.4(1)      Merger agreement between the registrant and LensCard International
            Limited, a British Virgin Islands International
            Business Company, dated April 6, 2004
3.5(1)      Amended and Restated Certificate of Incorporation of the
            registrant
3.7(1)      Amended and Restated Bylaws of the registrant
10.1(1)*    2004 stock incentive plan
10.2(1)     Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd., #2160, Los Angeles, California 90025, dated
            January 5, 2003
10.3(1)     Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated
            January 5, 2003
10.4(2)     Form of common stock warrant, as amended
10.5(1)     Securities purchase agreement between registrant and Bristol
            Capital, LLC dated December 23, 2003
10.5(a)(1)  Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC
10.6(1)     Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004
10.7(1)     Shares for debt agreement between registrant and Bradley Ross, dated
            June 22, 2004
10.8(1)     Shares for debt agreement between registrant and Luc Berthoud, dated
            June 22, 2004
10.9(1)     Promissory note (loan no. 00003) between registrant and City
            National Bank, dated May 24, 2004
10.10(1)    Promissory note (loan no. 00005) between registrant and City
            National Bank, dated May 24, 2004
10.11(1)    Promissory note (loan no. 00004) between registrant and City
            National Bank, dated May 24, 2004
10.12(1)    Promissory note (loan no. 00006) between registrant and City
            National Bank, dated May 24, 2004
10.13(1)    Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004
10.14(1)    Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004
10.15(1)    Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004
10.16(1)*   Offer letter between registrant and Murdoch Henretty dated July 28,
            2004
10.17(1)*   Employment agreement between registrant and Alan Finkelstein dated January 1998
10.18(1)+   Strategic Alliance Agreement between registrant and Visa
            International Service Association dated May 26, 2004
10.19(1)    Secured Demand Promissory Note between registrant and Union Finance
            International Corp. dated March 31, 2005
10.20(1)    Secured Demand Promissory Note between registrant and Bristol
            Investment Fund, Ltd. dated March 30, 2005
10.21(1)    Capital Lease Agreement between registrant and CNC Associates, Inc.
            dated November 30, 2004
10.22(1)+   Guaranty between Alan Finkelstein and CNC Associates, Inc. dated
            November 30, 2004
10.23(1)    Security Agreement between registrant and Union Finance
            International Corp. dated March 31, 2005 (See Exhibit 10.19)
10.24(1)    Security Agreement between registrant and Bristol Investment Fund,
            Ltd. dated March 30, 2005 (See Exhibit 10.20)
10.25(3)    Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005
10.26(3)    Secured Demand Promissory Note between registrant and Roger Bemel dated August 31, 2005
10.27+(4)   Joint Development Agreement between registrant and nCryptone dated
            July 25, 2005
10.28+(4)   Agreement between registrant and SmartDisplayer Technology, Inc.
            dated July 25, 2005
10.29(4)    Form of Lock-Up agreement by and between registrant's directors and executive officers pursuant to the private placement dated
            October 19, 2005
10.30(5)    Form of Warrant pursuant to private placement dated October 19, 2005
10.31(5)    Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005
10.32(4)    Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19,
            2005
31.1        Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive
            Officer
31.2        Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial
            Officer
32.1        Certification by the Chief Executive Officer and Chief Financial
            Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
--------------



(1) Incorporated by reference to the exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (File No. 333-119814) filed with the Securities and Exchange Commission on October 19, 2004, as amended.

(2) Incorporated by reference to the exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 7, 2005

(3) Incorporated by reference to the exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 6, 2005

(4) Incorporated by reference to the exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-129564) filed with the Securities and Exchange Commission on November 8, 2005.

(5) Incorporated by reference to the exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 25, 2005, as amended.

* Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

+ Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.