Form 10QSB/A
period 2005-09-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2005-11-23
CIK 1300578

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

      This second amendment to the Quarterly Report on Form 10-QSB of Innovative Card Technologies for the quarter ended September 30, 2005 is being filed solely for the purpose of correcting an erroneous double listing of "proceeds from demand notes payable of $50,000" listed in the cash flows from financing activities for the nine months ended September 30, 2005 as filed in the first Form 10-QSB/A on November 9, 2005.

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

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                               For the Nine Months Ended
                                                                      September 30,
                                                              ----------------------------
                                                                 2005             2004
                                                              -----------      -----------
                                                              (unaudited)      (unaudited)
Cash flows from operating activities
   Net loss                                                   $(1,909,552)     $(1,062,958)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                              51,864            3,434
        (Increase) decrease in
             Accounts receivable                                    3,315           11,017
             Prepaid expenses and other current assets             29,235          (37,813)
             Raw materials held for production                   (135,951)              --
             Other receivables                                         --              (60)
        Increase (decrease) in
             Accounts payable and accrued expenses                780,063          (66,270)
             Accounts payable - related parties                   190,831          (25,859)
             Deferred revenue                                      (3,058)           5,485
                                                              -----------      -----------
Net cash used in operating activities                            (993,252)      (1,173,024)
                                                              -----------      -----------
Cash flows from investing activities
       Purchase of Property and Equipment                        (269,702)         (25,545)
       Loan receivable- employee                                       --            8,093
                                                              -----------      -----------
Net cash used in investing activities                            (269,702)         (17,452)
                                                              -----------      -----------
Cash flows from financing activities
        Gross Proceeds from/of notes payable                           --          246,128
        Gross Repayment from/of notes payable                     (54,701)        (675,868)
        Proceeds from demand notes payable                         50,000               --
        Proceeds from series A preferred stock offering                --        1,825,000
        Proceeds from common stock offering                            --           50,000
        Advances stock subscriptions                              196,000               --
        Proceeds from issuance of common stock                         --            8,050
        Receivable from common stock issuance                          --           (8,050)
        Proceeds from notes payable related parties               650,000               --
        Interest payable                                              333               --
        Interest payable- related parties                          21,183            4,125
        Payments on capital lease                                  (6,405)              --
                                                              -----------      -----------
Net cash provided by financing activities                         856,410        1,449,385
                                                              -----------      -----------
Net increase (decrease) in cash and cash
   equivalents                                                   (406,544)         258,910
Cash and cash equivalents, beginning of year                      541,784           37,691
                                                              -----------      -----------
Cash and cash equivalents, end of period                      $   135,239      $   296,601
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

                       INNOVATIVE CARD TECHNOLOGIES, INC.

      Date: November 22, 2005        /s/ Alan Finkelstein
                                     ----------------------------
                                     Alan Finkelstein
                                     Chief Executive Officer, President
                                     Secretary and Chairman of the Board

      Date: November 22, 2005        /s/  Bennet Price-Lientz Tchaikovsky
                                     ---------------------------------------
                                     Bennet Price-Lientz Tchaikovsky
                                     Chief Financial Officer

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