Form 10KSB
period 2005-12-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2006-03-20
CIK 1300578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (mark one)

[X] ANNUAL REPORT UNDER SECITON 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

       For the transition period from ________ to ________________________

                        Commission file number 000-51260

                       INNOVATIVE CARD TECHNOLOGIES, INC.

                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                                90-0249676
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                      11601 WILSHIRE BOULEVARD, SUITE 2160
                          LOS ANGELES, CALIFORNIA 90025
                                 (310) 312-0700

              (Address and telephone number of principal executive
                    offices and principal place of business)

      Securities registered under Section 12 (b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common Stock:
                                $0.001 par value

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The registrant's revenues for the fiscal year ended December 31, 2005 was $21,460.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 13, 2006 was approximately $14,409,446 based upon the closing price reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2006 there were 18,014,566 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                       INNOVATIVE CARD TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I
      ITEM 1 - DESCRIPTION OF BUSINESS                                         3
            INTRODUCTION                                                       3
            COMPANY BACKGROUND                                                 3
            OUR BUSINESS                                                       3
            OUR POWER INLAY TECHNOLOGY AND PRODUCTS                            4
            STRATEGIC RELATIONSHIPS                                            5
            RESEARCH AND DEVELOPMENT                                           6
            INTELLECTUAL PROPERTY                                              8
            MANUFACTURING                                                      8
            COMPETITION                                                       10
            GOVERNMENTAL REGULATION AND PROBABILITY OF AFFECTING BUSINESS     10
            EMPLOYEES                                                         10
      ITEM 2 - DESCRIPTION OF PROPERTY                                        11
      ITEM 3 - LEGAL PROCEEDINGS                                              11
      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

PART II
      ITEM 5 - MARKET FOR COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                                   11
            QUARTERLY COMMON STOCK PRICE RANGES                               11
            SALES OF UNREGISTERED SECURITIES                                  11
      ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION                                                     13
      ITEM 7 - FINANCIAL STATEMENTS                                           22
      ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURES                       22
      ITEM 8A - CONTROLS AND PROCEDURES                                       22
      ITEM 8B - OTHER INFORMATION                                             23

PART III
      ITEM 9 - OFFICERS AND DIRECTORS                                         23
            BIOGRAPHICAL INFORMATION                                          24
            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE           26
            CODE OF ETHICS                                                    26
      ITEM 10 - EXECUTIVE COMPENSATION                                        27
      ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT                                               28
      ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                29
      ITEM 13- EXHIBITS                                                       34
      ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES                        34
            AUDIT FEES                                                        34
            AUDIT RELATED FEES                                                34
            TAX FEES                                                          34
            ALL OTHER ACCOUNTANT FEES                                         34

FINANCIAL STATEMENTS                                                         F-1

SIGNATURES                                                                    59

                                     PART I

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" under Part II, Item 6 of this Form 10-KSB. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Our company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

As used in this Form 10-KSB, we refer to Innovative Card Technologies, Inc. its wholly owned subsidiary, PSA Co., LensCard US LLC, and LensCard International as "InCard," "our company," "we," "us" and "our." In addition, LensCard is a trademark of InCard. Other service marks, trademarks and trade names referred to in this Form 10-KSB are the property of their respective owners.

ITEM 1- DESCRIPTION OF BUSINESS

We research, develop and market technology-based card enhancements primarily for the credit card market that are designed to enable issuers to improve and add card functionality, reduce attrition and increase acquisition rates, and enhance security and anti-fraud protection for customers. We commenced sales of our first product, the LensCard, or a card embedded with a small magnifying lens, in 1998. Since 2002, our core focus has been and continues to be on research and development and marketing of our power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to payment cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on payment cards and other information-bearing plastic cards. Our operations include research and development of our products, development of intellectual property, designing and building prototype materials, and negotiating marketing and manufacturing agreements for our products under development. We have generated limited revenues that derive from licensing agreements of our LensCard product, most of which have terminated.

Our corporate offices are located at 11601 Wilshire Boulevard, Suite 2160, Los Angeles, California 90025. Our telephone number is (310) 312-0700. Our website address is http://www.incardtech.com. The contents of this website are not incorporated into this filing. Further, our reference to this website is intended to be inactive textual reference only.

COMPANY BACKGROUND

We were incorporated as LensCard Corporation in Delaware on November 22, 2002. Our wholly owned subsidiary, PSACo, Inc., was incorporated in Delaware on August 27, 2003. On April 2, 2004, Alan Finkelstein, Bradley Ross and Michael Paradise, who owned one percent of Mr. Finkelstein's interest in the royalty payments of the LensCard, collectively transferred their rights to royalty payments relating to the Lens Card to us in exchange for an aggregate of 5,500,000 shares of our common stock. As a result of this exchange, Messrs. Finkelstein, Ross and Paradise became our sole stockholders, with Mr. Finkelstein holding approximately 79% of the then issued and outstanding shares. We then immediately transferred these royalty rights to PSACo, Inc., a Delaware corporation, in exchange for 25,000 shares of PSACo's common stock, or all of its outstanding common stock, causing PSACo to become our wholly owned subsidiary. At the time of these transfers, Mr. Finkelstein was the sole director of PSACo, and Bradley Ross was the president, chief financial officer, treasurer and secretary of PSACo. On April 15, 2004, Mr. Ross resigned from all of his positions with PSACo, and thereafter, Mr. Finkelstein was elected to the positions of president, chief financial officer and secretary of PSACo.

On April 6, 2004, LensCard US LLC, one of our predecessor companies, exchanged all of its outstanding membership interests with us for 1,000,000 shares of our common stock. Effective April 6, 2004, LensCard International Limited, our other predecessor company, merged with and into our company. As a result of this reorganization and merger, we own the intellectual property rights to the LensCard and are obligated to make payments related to these rights to PSACo, our wholly owned subsidiary. This reorganization and merger was the result of a strategic decision to focus our business on technology-based card enhancements. On June 25, 2004, we changed our name to Innovative Card Technologies, Inc.

OUR BUSINESS

After discovering the possibility of placing power into an ISO compliant card, we began to focus our efforts on the development of our power inlay technology and not on the marketing of the LensCard. Since 2002, our core focus has been and continues to be on research and development and marketing of our power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to plastic payment cards. We believe that our power inlay technology will provide an operating platform creating a new market and business opportunities for credit card issuers and increase their overall profitability through various card enhancements.

On May 26, 2004, we entered into an agreement with Visa International Services Association (VISA) with respect to our power-enabled technology pursuant to which the parties agreed to jointly promote our power inlay technology to VISA's regional offices and member banks. Our relationship with VISA is more fully described in the section of this annual report entitled "Strategic Relationships
- Visa International." On July 25, 2005, we entered into an agreement with SmartDisplayer Technology Co., a Taiwanese company. Under the terms of this agreement, SmartDisplayer is the exclusive supplier of displays for our powered cards that are issued or endorsed by Visa, MasterCard, JCB, American Express, Europay, Carte Blanche, and Diners Club, as long as another supplier's product is the same as or better quality and costs less than SmartDisplayer's for a display with the same size and same number of digits electronic paper modules. On July 25, 2005, we also entered into an agreement with nCryptone (formerly AudioSmartCard) pursuant to which the parties agreed to establish a mutually acceptable schedule and budget for development and pre-production engineering of the SoundCard and the DisplayCard and equally share development costs for the SoundCard and DisplayCard and share fixed profit-sharing percentage for sales of LightCard, SoundCard, and DisplayCard for Visa Banking Cards, non-Visa Banking Cards, and non-Banking Cards. Our agreements with SmartDisplayer Technology and nCryptone are described in more detail in the section entitled "Strategic Relationships."

OUR POWER INLAY TECHNOLOGY AND PRODUCTS

Our power inlay technology integrates a battery, circuit, switch and output device into an ISO compliant financial card or other information-bearing plastic card. It is designed to be used as an operating system to add different applications that require power into standard, shaped, or mini cards. There are multiple applications that could use our power inlay technology, including light, sound, display screens, security and other anti-fraud measures. We have developed a process for imbedding our power inlay technology into a payment card that meets ISO standards. ISO standards are requirements for issuing payment cards that all credit card issuers must comply with. To our knowledge, there are no other currently available methods of placing power into an ISO compliant credit card.

We are currently developing products using our power inlay technology, and have made two of them available, on a limited quantity basis. This includes:

LIGHTCARD

Our first power-based card enhancement, the LightCard is available for issuance on a limited quantity basis. It emits light, similar to a mini flashlight, upon pressing a recessed button located on the front or back of the card. The LightCard complies with ISO and VISA standards and works at any ATM or point-of-service terminal. The light will be available in a variety of colors and intensity. It can be designed to illuminate when the card is swiped and incorporated into minicards and shaped cards, including gift cards. It may also be used to enhance graphic designs of cards. To date, we have received orders from three VISA member banks. We have completed two orders. One order for twelve hundred LightCards was completed in June 2005. Another order for two thousand cards was completed in September 2005. Presently, we are able to produce 20,000 LightCards per month. If the demand for the LightCard is substantial and we decide to increase production capacity, we may be able to increase our capacity up to 100,000 total cards per month if we are able to order and have additional production equipment delivered, installed, and operational within six months. However, our ability to produce up to 100,000 LightCards per month is limited to the amount of component parts we are able to procure. One of these key components of our power inlay technology, which provides the power to our cards, is the battery and presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture the LightCards is unknown at this time, as we have not produced the LightCards on a mass production basis. Through December 31, 2005, we have generated $18,297 from the sale of the LightCard.

SOUNDCARD

Our second power-based card enhancement, the SoundCard is available for issuance on a limited quantity basis. It emits a sound, upon pressing a recessed button located on the front or back of the card. The present form of the SoundCard emits monophonic songs such as "Happy Birthday" and "Jingle Bells" upon the user's push of a button located on the card. We believe that introducing sound to payment cards will enable issuers to add an acoustic brand to complement a visual one, or promote co-brand or loyalty programs. The SoundCard complies with ISO and VISA standards and works at any ATM or point-of-service terminal. To date, we have received no orders for the SoundCard. Presently we are able to produce 10,000 SoundCards per month, and our SoundCards and DisplayCards are being manufactured simultaneously. Therefore, if we produce one SoundCard, we will be able to produce two fewer DisplayCards. If the demand for the SoundCard is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 150,000 SoundCards per month within five months. Once the SoundCard capacity is increased, the production of the SoundCard will not have an impact on the DisplayCard. However, our ability to produce up to 150,000 SoundCards per month is limited to the amount of component parts we are able to procure. One of these key components of our power inlay technology, which provides the power to our cards, is the battery and presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture the SoundCards is unknown at this time, as we have not produced the SoundCards on a mass production basis. Through December 31, 2005, we have generated no revenue from the sale of the SoundCard.

DISPLAYCARD WITH ONE TIME PASSWORD

Our third power-based card enhancement, the DisplayCard with one time password, or DisplayCard OTP, will be our first card to use power to enhance security and fraud protection. The DisplayCard OTP will generate a one time passcode or other numeric information after the user's push of a button located on the rear surface of the card. We believe that the DisplayCard will be issued by both credit card issuers and potentially be used by companies such as VASCO and RSA that manufacture security devices. The DisplayCard OTP will be available for issuance on a very limited quantity basis in early 2006 to both VISA member banks and to non-financial card institutions for purposes such as corporate security. We estimate that we will be initially able to produce 20,000 DisplayCards per month. Presently, our SoundCards and DisplayCards are being manufactured simultaneously. Therefore, if we produce one SoundCard, we will be able to produce two fewer DisplayCards. If the demand for the DisplayCard is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 150,000 DisplayCards per month within five months. Once the DisplayCard capacity is increased, the production of the DisplayCard will not have an impact on the SoundCard. Our ability to produce the DisplayCard is limited to the component parts we are able to procure. Two of these key components of the DisplayCard are the battery, presently available from only one supplier, Solicore, Inc. and the display, presently available from only one supplier, SmartDisplayer. Our projected cost to manufacture the DisplayCards is unknown at this time, as we have not produced the DisplayCards on a mass production basis. Through December 31, 2005 we have generated no revenue from the sale of the DisplayCard.

We are currently in the process of developing the following product, and it is our long-term objective to make this product available to the credit card market:

DISPLAYCARD

The DisplayCard will enable issuers of payment cards that contain computer chips to add a small, battery-powered display screen to the surface of the card. This screen would enable the cardholder to see a multitude of transaction information, including last transaction, current balance on a prepaid card or currency conversion of a presented bill. The DisplayCard will also enable credit card issuers or merchants to display non-financial information that may promote loyalty programs, one time passwords and/or loyalty points.

THE LENSCARD PRODUCT

We issued our first product, the LensCard, to the credit card market in October 1998. The LensCard is a payment card embedded with a small magnifying lens that enlarges type more than three times normal size.

The LensCard meets the credit card industry's standards, including standards for flexibility, durability, security, and readability, and has been approved by all authorities regulating the manufacture of credit cards, including but not limited to the International Organization of Standardization, the National Committee for Information Technology Standards, the American National Standards Institute, MasterCard, and VISA. It is compatible with other credit card industry technologies and features, including "chip" cards.

Presently, we have no plans to further market or sell the LensCard, unless requested by a customer.

THE MARKET FOR CARD ENHANCEMENTS

The United States is the largest and most competitive signature based payment card market in the world, with at least 696.3 million credit cards and 267.3 million debit cards in circulation. In 2005 more than 2.31 billion credit cards were in circulation worldwide. There are over twenty-two thousand institutions that issue credit cards, including banks through VISA and MasterCard, American Express, Discover, JCB, Diners Club, oil companies, credit unions, and retailers. Issuers of major credit cards and charge cards backed by VISA, MasterCard, and American Express account for over 2.25 billion cards in circulation worldwide. In addition to the 696.3 million credit cards in circulation in the United States, there were approximately 58.9 million oil company cards in circulation in 2005.

As the United States market for credit cards has become nearly saturated and highly competitive, it is now difficult for issuers to acquire new customers and to retain existing customers. Card issuers are looking for card enhancements that decrease attrition rates, increase retention rates, increase cardholders' loyalty, bolster the strength of the card issuer's brand, increase cardholders' privacy protections, lower the costs of marketing and technology that reduces fraud.

STRATEGIC RELATIONSHIPS

VISA INTERNATIONAL

On May 26, 2004, we entered into a mutually exclusive strategic alliance agreement with Visa International Services Association with respect to our power-enabled technology pursuant to which the parties agreed to jointly promote our power inlay technology to VISA's regional offices and member banks. VISA has agreed to work with its regional offices and encourage them to promote our power-enabled card technologies to their member banks. It has agreed, at its own cost, to develop a promotional brochure for our technologies and provide it to its regional offices in connection with its development of a region-specific marketing program. We have agreed to cooperate with VISA in this marketing venture program, at our own cost, and attend presentations to the regional offices and member banks, which VISA has agreed to facilitate during the first six months. To date, VISA has made some introductions for us to its member banks pursuant to the agreement, and we expect that VISA will continue to facilitate these introductions or presentations beyond the six months through the launch of our first power-enabled card. We are responsible for our personal costs for attending these presentations. We have also agreed to provide VISA, its regional offices and member banks our technologies and to work with member banks directly in the event that they have special development requests. Under the terms of the agreement, we retain our intellectual property rights in the power inlay technology and any derivative works. The mutual exclusivity provisions terminate on the two-year anniversary of the first member bank's launch of our power-enabled card technologies. During the exclusivity period, VISA will not enter into a similar agreement with any other party to develop or promote power-enabled cards, and we will not provide our power inlay technology to American Express, MasterCard, Europay, JCB, Diners Club, Carte Blanche and Discover. This agreement terminates on April 30, 2007. Either party may terminate the agreement earlier in the event of a material default by the other party, if the default is not cured within 30 days, or within 30 days if the other party becomes insolvent or ceases to continue its business for fourteen days. We can also terminate the agreement at any time if VISA and its regional offices do not provide us with an opportunity to demonstrate our technology to at least ten significant member banks within the first twelve months of the agreement, after providing them with 30 days to meet this requirement. In addition, VISA can terminate the agreement at any time, after giving us 30 days to remedy, if we have not met standards of quality, timeliness or customer service in providing our technology to its regional offices or member banks.

SMARTDISPLAYER TECHNOLOGY CO.

On July 25, 2005, we entered into a mutually exclusive agreement with SmartDisplayer Technology Co., a Taiwanese company that manufactures electronic paper modules. Under the terms of this agreement, SmartDisplayer agrees that we are the only party it will sell its electronic paper modules for use in an exclusive field based on minimums purchase quantities by us. Exclusive field is understood to mean powered payment, credit, debit, and gift cards and other powered cards issued for authentication, validation, or identification purposes that are issued under the auspices of or endorsed by Visa, MasterCard, JCB, American Express, Europay, Carte Blanche, and Diners Club. Under the terms of this agreement, we commit that SmartDisplayer is the exclusive supplier of displays for powered cards in the exclusive field as long as another supplier's product is the same as or better quality and costs less than SmartDislplayer's for a display with the same size and same number of digits.

SmartDisplayer commits to meeting minimum monthly and annually production capabilities for the following 36 months and going forward we commit to placing monthly non-refundable purchase orders. We agreed to place 20% down payment within 7 days after purchase order is confirmed and the remainder to be paid within 7 days after our inspection in SmartDisplayer's factory and before shipping subject to SmartDislplayer's invoice.

The term of this agreement is three years and can be renewed upon mutual written agreements of the parties. Either party may immediately terminate the agreement at any time for cause in the event of any incurable material breach of this agreement by the other party or in the event the other party files (or has filed or has filed against it) any bankruptcy, insolvency, or receivership proceeding. If material breach can be cured, other party must cure within 90 days. If material breach is not cured within 90 days of written notice, the agreement shall terminate as set forth in the written notice of material breach. If not cured within 30 days of the written notice, the agreement shall terminate.

NCRYPTONE

On July 25, 2005, we entered into a Joint Development Agreement with nCryptone (formerly AudioSmartCard). Under this agreement, both parties agreed to establish a mutually acceptable schedule and budget for development and pre-production engineering of the SoundCard and the DisplayCard within 30 days after execution of the agreement and equally share development costs for the SoundCard and DisplayCard and share fixed profit-sharing percentage for sales of LightCard, SoundCard, and DisplayCard for Visa Banking Cards, non-Visa Banking Cards, and non-Banking Cards. We will also receive a mutually agreed upon commission percentage of nCryptone server products and services for customers introduced by us.

Additionally, we have the exclusive right to manufacture and sell power inlays, or cores, that consist of proprietary electronic components for LightCard, SoundCard, and DisplayCard. If a third vendor produces cores at a significantly lower cost, we shall still receive a portion of gross profits and the remainder shall be shared by both parties in equal amounts of the remainder of the gross profit. If we reach maximum production capacity and unable to fill to fill orders, the remaining cores can be produced by a third vendor and both parties shall equally share the entire amount of gross profits as net profits.

Furthermore, all intellectual property rights prior to this agreement shall remain the sole and exclusive property of such party. All new intellectual property rights relating to physical design and construction of the cards shall be the sole and exclusive property of InCard. All new intellectual property rights relating to patents and outside or physical design and construction of the cards shall be equally shared by both parties. The term of the agreement is 10 years, unless terminated earlier pursuant to the terms of the agreement.

RESEARCH AND DEVELOPMENT

We currently conduct research and early stage development activities in-house, and with an outside laboratory. We retain title rights to all improvements or enhancements to our technology developed by or worked on by the outside laboratory. Mr. Finkelstein, our chief executive officer, is responsible for development of the power inlay technology and new product concepts. We have purchased materials and components for our products under development from a number of technology companies. The principal suppliers of our product components are HEI, Inc. and Solicore, Inc. We continue research on the DisplayCard, and expect to continue to improve the LightCard, SoundCard and DisplayCard with one time password. Presently, we are able to produce 20,000 LightCards per month. If the demand for the LightCard is substantial and we decide to increase production capacity, we may be able to increase our capacity up to 100,000 total cards per month if we are able to order and have additional production equipment delivered, installed, and operational within six months. However, our ability to produce up to 100,000 LightCards per month is limited to the amount of component parts we are able to procure. One of these key components of our power inlay technology, which provides the power to our cards, is the battery and presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture the LightCards is unknown at this time, as we have not produced the LightCards on a mass production basis.

Presently we are able to produce 10,000 SoundCards per month, and our SoundCards and DisplayCards are being manufactured simultaneously. Therefore, if we produce one SoundCard, we will be able to produce two fewer DisplayCards. If the demand for the SoundCard is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 150,000 SoundCards per month within five months. Once the SoundCard capacity is increased, the production of the SoundCard will not have an impact on the DisplayCard. However, our ability to produce up to 150,000 SoundCards per month is limited to the amount of component parts we are able to procure. One of these key components of our power inlay technology, which provides the power to our cards, is the battery and presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture the SoundCards is unknown at this time, as we have not produced the SoundCards on a mass production basis.

We are in the early stages of manufacturing of the DisplayCard with one time password, or DisplayCard OTP, and estimate that we will be initially able to produce 20,000 DisplayCards per month. Presently, our SoundCards and DisplayCards are being manufactured simultaneously. Therefore, if we produce one SoundCard, we will be able to produce two fewer DisplayCards. If the demand for the DisplayCard is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 150,000 DisplayCards per month within five months. Once the DisplayCard capacity is increased, the production of the DisplayCard will not have an impact on the SoundCard. Our ability to produce the DisplayCard is limited to the component parts we are able to procure. Two of these key components of the DisplayCard are the battery, presently available from only one supplier, Solicore, Inc. and the display, presently available from only one supplier, SmartDisplayer. Our projected cost to manufacture the DisplayCards is unknown at this time, as we have not produced the DisplayCards on a mass production basis.

Through December 31, 2005 we have generated $18,297 from the sale of the LightCard and no revenue from the SoundCard or DisplayCard. We spent approximately $827,000 and $514,000, for research and development for the fiscal years ended December 31, 2005 and 2004, respectively.

INTELLECTUAL PROPERTY

We rely on a combination of patent, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology. We currently own eight U.S. patents and 16 foreign patents. All of these patents apply to the LensCard, except for one U.S. patent that applies to a wallet card with a magnifying lens and light. We have four additional U.S. patent applications pending that apply to our power inlay technology as described in more detail below, and 17 foreign patent applications pending relating to the LensCard. The duration of the U.S. patents generally is 20 years from the date the original application was filed. We are unable to state at this time how long the United States patent review process will take and are unable to give any assurances that the patents will be granted.

                           PENDING PATENT APPLICATIONS

----------------------------------------------------------------------------------------------------------------------
                             TITLE                                     SERIAL NO.                    FILING DATE
----------------------------------------------------------------------------------------------------------------------
  Wallet Card with a Built-In Light                                    10/167,259                   June 11, 2002
----------------------------------------------------------------------------------------------------------------------
  Transaction Card with Annunciator                                    10/213,475                   August 6, 2002
----------------------------------------------------------------------------------------------------------------------
  Method for Making a Financial Transaction Card with                  10/300,168                  November 20, 2002
  Embedded Electronic Circuitry
----------------------------------------------------------------------------------------------------------------------
  Transaction Card with Recorded Sound                                 10/300,556                  November 20, 2002
----------------------------------------------------------------------------------------------------------------------

We currently have a trademark registered for the LensCard in the United States. We also have additional marks, including InCard, InCard Technologies, LightCard, SoundCard, and DisplayCard for which registration is pending.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

MANUFACTURING - LIGHTCARDS

Our strategy is to outsource some of the components of the products we develop. This outsourced manufacturing is carried out primarily in the United States. The power inlay technology is built by a domestic manufacturer, HEI, Inc., pursuant to our proprietary process. After the power inlays, which include a battery, circuit and switch, are manufactured, the power inlays are then sent to payment card manufacturers with offices located throughout the world. The card manufacturers using our proprietary process of incorporating the power inlay technology, are instructed on how to finish the card that includes printing, personalizing and finishing the card.

Most of the components used to produce our products are parts that are available from multiple supply sources at competitive prices except for the battery which, at this time, is presently available from only one supplier, Solicore, Inc. If any of these supply sources becomes unavailable, we believe that we would be able to secure alternate supply sources within a short period of time. However, if we are unable to procure batteries from our present supplier we may have production delays of up to 6 months as we try to obtain another source for batteries. Although our intention is to purchase our initial batteries from our current supplier, we are working with other battery manufacturers to find batteries suitable to our cards so that we are not beholden to one battery supplier.

MANUFACTURING - SOUNDCARD AND DISPLAYCARD

Although we are continuing to develop our own manufacturing process for the SoundCard and DisplayCard, both of these products are presently being manufactured by a European company, NagraID. We, along with nCryptone, a company that we have a joint development agreement with, collectively supply NagraID with the necessary component parts to manufacture the cards using NagraID's process.

Most of the components used to produce the SoundCard are parts that are available from multiple supply sources at competitive prices except for the battery which, at this time, is presently available from only one supplier, Solicore, Inc. If any of these supply sources becomes unavailable, we believe that we would be able to secure alternate supply sources within a short period of time. However, if we are unable to procure batteries from our present supplier we may have production delays of up to 6 months as we try to obtain another source for batteries. Although our intention is to purchase our initial batteries from our current supplier, we are working with other battery manufacturers to find batteries suitable to our cards so that we are not beholden to one battery supplier.

Presently, the major components that are used to produce the DisplayCard are not available from multiple supply sources at competitive prices. The display is available from only one supplier, SmartDisplayer. The batter, is available from only one supplier, Solicore, Inc.. If we are unable to procure batteries from Solicore, we may have production delays of up to 6 months as we try to obtain another source for batteries. If we are unable to procure displays from SmartDisplayer, we may have production delays of up to 1 year as we try to obtain another source for displays. Although our intention is to purchase our initial batteries from our current supplier, we are working with other battery manufacturers to find batteries suitable to our cards so that we are not beholden to one battery supplier. Although our intention is to purchase our displays from our current supplier, we are working with other display manufacturers to find displays suitable to our cards so that we are not beholden to one display supplier.

We are in the early stages of manufacturing of the DisplayCard with one time password, or DisplayCard OTP, and believe that we will be able to initially produce 20,000 DisplayCards per month. Presently, our SoundCards and DisplayCards are being manufactured simultaneously. Therefore, if we produce one SoundCard, we will be able to produce two fewer DisplayCards. If the demand for the DisplayCard is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 150,000 DisplayCards per month within five months. Once the DisplayCard capacity is increased, the production of the DisplayCard will not have an impact on the SoundCard. Our ability to produce the DisplayCard is limited to the component parts we are able to procure. Two of these key components of the DisplayCard are the battery, presently available from only one supplier, Solicore, Inc. and the display, presently available from only one supplier, SmartDisplayer. Our projected cost to manufacture the DisplayCards is unknown at this time, as we have not produced the DisplayCards on a mass production basis.

COMPETITION

Our principal competitors in the credit card market include American Express, which markets the Blue Card; Discovery, which markets the 2GO Card; and Bank of America, which markets a minicard. Many of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources. These competitors may also be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. Our competitors may enter our existing or future markets with products that may provide additional features or that may be introduced earlier than our products. We attempt to differentiate our company from our competitors by working to produce innovative card enhancements and developing products with appealing functions. We cannot assure you that we will be able to compete successfully with our existing or new competitors. If we fail to compete successfully against current or future competitors, our business could suffer.

GOVERNMENT REGULATION AND PROBABILITY OF AFFECTING BUSINESS

The development of our products is generally not subject to government regulation. However, because we intend to market our products in countries other than the United States, importation and exportation regulations may impact our activities. A breach of these laws or regulations may result in the imposition of penalties or fines, suspension or revocation of licenses. We are not currently involved in any such judicial or administrative proceedings and believe that we are in compliance with all applicable regulations.

Although it is impossible to predict with certainty the effect that additional importation and exportation requirements and other regulations may have on future earnings and operations, we are presently unaware of any future regulations that may have a material effect on our financial position, but cannot rule out the possibility.

EMPLOYEES

We have six full-time employees, including our Chief Executive Officer and Chief Financial Officer. We utilize the services of our part-time Chief Technology Officer to assist us with production matters. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relationships with our employees to be good.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate office is located in approximately 1,100 square feet of leased office space in Los Angeles, California. We sublease this office space at a monthly base rent of $2,568 from Bemel & Ross, an accounting firm of which one of our significant stockholders, Bradley Ross, is a partner. We have agreed under the terms of the sublease to pay 15.03% of any additional rents or charges of any kind due from Bemel & Ross to the master landlord. This sublease expired on May 31, 2005, and thereafter became a month to month tenancy cancelable by either party with thirty days notice. As of January 5, 2003, Alan Finkelstein, our Chief Executive Officer, has guaranteed our sublease. We expect that this property will be adequate for our needs for the near to medium term. We do not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against us. From time to time, we may be involved in litigation relating to claims arising out of operations in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading on the OTC Bulletin Board under the symbol "INVC.OB" on October 18, 2005. Our common stock is not listed on any other markets or exchanges. As of March 13, 2006, we had 18,014,566 shares of common stock issued and outstanding. The following table sets forth the high and low bid information for our common stock as reported by the OTC Bulletin Board:

                       QUARTERLY COMMON STOCK PRICE RANGES

--------------------------------------------------------------------------------
2005 CALENDAR YEAR                                        HIGH        LOW

 FOURTH QUARTER (October 18 to December 31, 2005)        $3.00      $1.90
--------------------------------------------------------------------------------

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 13, 2006, there were approximately 98 stockholders of record of our common stock and no stockholders of record of our preferred stock.

DIVIDENDS

We have never paid any dividends on our common stock. We anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock or the preferred stock in the foreseeable future.

UNREGISTERED SALES OF EQUITY SECURITIES

On October 19, 2005, we completed a private equity financing pursuant to which we raised gross proceeds of $6,500,000 and converted $571,066 of indebtedness. The transaction was a unit offering, pursuant to which each investor or debt holder received a unit comprised of one share of restricted common stock and warrants convertible into 0.50 shares of restricted common stock, resulting in the placement of an aggregate 7,071,066 shares of restricted common stock and warrants convertible into an additional 3,535,533 shares of restricted common stock. The warrants have an exercise price of $1.25 per share and expire on October 19, 2010. Twenty-five investors participated in the transaction. Each and all of the investors in this financing qualified as an "accredited investor" as that term is defined in the Securities Act of 1933, as amended. The financing was arranged by TR Winston & Company, a fund manager, which received a net commission of 6% of the total gross proceeds and a warrant to purchase 780,000 shares of our common stock at an exercise price of $1.25 per share that expires on October 19, 2010. Additionally, we issued a warrant to purchase 117,600 shares of our common stock at an exercise price of $1.25 per share that expires on October 19, 2010 to C.E. Unterberg, Towbin, LLC pursuant to a letter agreement we had previously entered into with C.E. Unterberg, Towbin, LLC. The following conditions were all met with respect to this transaction: (1) we did not advertise this issuance in any public medium or forum, (2) we did not solicit any investors with respect to this issuance, (3) we did not publicize any portion of the purchase or sale of the shares issued, (4) none of the shares issued were offered in conjunction with any public offering, (5) neither us nor any of the investors paid any fees to any finder or broker-dealer other than T.R. Winston & Company who acted solely as placement agent and was paid a transaction fee by us in conjunction with this issuance. There are no material relationships between us, the investors or their respective affiliates.

All of the 7,071,066 common stock and 3,535,533 common shares underlying warrants issued in conjunction with the financing that was completed on October 19, 2005 have full ratchet anti-dilution protection for 18 months. If during 18 months following October 19, 2005, we obtain additional capital through the issuance of equity securities, other than the securities issued in the October 19, 2005 financing and the issuance of shares of common stock or securities convertible into or exchangeable for common stock of the company in connection with (i) any mergers or acquisitions of securities, business, property or other assets (ii) joint ventures or other strategic corporate transactions, (iii) any other transaction, the primary purpose of which is not to raise capital for the company, (iv) the exercise of an option or warrant or the conversion of a security outstanding on the date hereof, or (v) any employee benefit plan that has been adopted by the company prior to the date hereof, then the holders of these then-existing securities will receive full ratchet anti-dilution protection. However, if the aggregate purchase price for the additional shares of common stock exceeds $10,000,000 and is not anti dilutive to the securities originally issued in the October 19, 2005 financing, the full ratchet anti-dilution provisions of these securities shall terminate simultaneously with the completion of the new issuance.

Each of our executive officers and directors have entered into a lock-up agreement, dated October 19, 2005, that restricts their right to dispose of any shares of our common stock for a period of one year following the effective date of a registration statement registering the shares of our common stock as provided in the Registration Rights Agreement in conjunction with the private placement completed on October 19, 2005.

On October 19, 2005, we converted debt owed to Alan Finkelstein, the current Chief Executive Officer, Bennet Price-Lientz Tchaikovsky, the current Chief Financial Officer, and George Hoover, one of our directors, as consideration for prior services rendered to us in the following amounts: 101,250 shares of restricted common stock and a warrant to purchase 50,625 shares of restricted common stock at an exercise price of $1.25 per share, which expires on October 19, 2010; 52,500 shares of restricted common stock and a warrant to purchase 26,250 shares of restricted common stock at an exercise price of $1.25 per share, which expires on October 19, 2010; and 50,000 shares of restricted common stock and a warrant to purchase 25,000 shares of restricted common stock at an exercise price of $1.25 per share, which expires on October 19, 2010. Additionally, on October 19, 2005, we converted the entire amount of principal and interest due of $347,816 to BSR Investments, Ltd. into 347,816 shares of common stock and 173,908 warrants to purchase common shares at $1.25 per share that expires on October 19, 2010, $10,000 in accounts payable due to Auriemma Consulting Group, Inc. that resulted in the issuance of 10,000 shares of common stock and a warrant to purchase 5,000 shares of common stock at an exercise price of $1.25 per share that expires on October 19, 2010, and a gross amount of $14,000 due to two employees resulting in the issuance 9,500 shares of common stock and warrants to purchase 4,750 shares of common stock at an exercise price of $1.25 per share that expires on October 19, 2010.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

EQUITY COMPENSATION PLAN INFORMATION

Our board of directors and stockholders approved our 2004 stock incentive plan in August 2004. The following table provides information as of December 31, 2005 about our common stock that may be issued upon the exercise of options, warrants and rights under our 2004 stock incentive plan.

---------------------------------------------------------------------------------------------------
Plan name and type          Number of securities    Weighted-average         Number of securities
                            to be issued upon       exercise price of        remaining available
                            exercise of             outstanding options,     for future issuance
                            outstanding options,    warrants and rights      under equity
                            warrants and rights                              compensation plans
                                                                             (excluding securities
                                                                             reflected in the first
                                                                             column)
---------------------------------------------------------------------------------------------------
Equity compensation         1,585,000               1.00                     630,000
plans approved by
stockholders
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this report. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this report.

OVERVIEW

Since 2002, our core focus has been and continues to be on research and development and marketing of our power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to ISO compliant cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. We have devoted a significant majority of our efforts to complete the development of our power inlay technology, initiate marketing and raising the financing required to do so and fund our expenses. We have generated limited revenues that derive from licensing agreements of our LensCard product, most of which have terminated, and initial sales of the LightCard. At this time, we have no plans to renew the LensCard licensing agreements or to further market or sell the LensCard, unless requested by a customer.

Since inception, we have been unprofitable. We incurred net losses of $2,565,008 and $1,621,740 for the fiscal years ending December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, we had an accumulated deficit of $6,866,947. Our continued existence is dependent upon our ability to obtain additional financing. We anticipate that the sales of our LightCard, SoundCard, and DisplayCard will not be sufficient enough to sustain our operations, and further anticipate that after such introduction we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months, as they relate to retaining and obtaining key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology, have been and will continue to be significant. To date, our operations have been funded primarily through equity financings totaling $10,375,050. We believe that we will have enough funding to meet our cash needs and continue our operations into early 2007.

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

We have generated revenue from two sources: licensing of the LensCard to various credit card issuers and selling the Light Card to a credit card issuer. The LensCard is composed of a credit card with a small magnifying lens embedded into the card. We sell time-based licenses to various credit card issuers. We recognize royalties attributable to these time-based licenses as they are sold to the credit card issuers' customers. Royalty revenue is recognized when each LensCard is sold by an issuer in accordance with SAB 104.

We anticipate that the majority of our revenues in the coming year will come from financial cards that contain a light and a magnifying lens as well as a light and a Display. We intend to sell these cards directly to banks that issue financial cards. Additionally, we intend to enter into arrangements whereby our intellectual properties will be licensed to other strategic partners and we will share in revenues or licensing fees.

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

Our first product, the LightCard, or a financial card that has a light with or without a magnifying lens, has been fully developed. Presently, we are able to produce 20,000 LightCards per month. If the demand for the LightCard is substantial and we decide to increase production capacity, we may be able to increase our capacity up to 100,000 total cards per month if we are able to order and have additional production equipment delivered, installed, and operational within six months. However, our ability to produce up to 100,000 LightCards per month is limited to the amount of component parts we are able to procure. One of these key components of our power inlay technology, which provides the power to our cards, is the battery and presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture the LightCards is unknown at this time, as we have not produced the LightCards on a mass production basis. Additionally, if there is no demand for the LightCard by banks that issue financial cards we will have no benefit from the LightCard.

Our second product, the SoundCard, or a financial card that emits a monophonic tone such as "Happy Birthday" or "Jingle Bells, has been fully developed. Presently we are able to produce 10,000 SoundCards per month. Presently, our SoundCards and DisplayCards are being manufactured simultaneously. Therefore, if we produce one SoundCard, we will be able to produce two fewer DisplayCards. If the demand for the SoundCard is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 150,000 SoundCards per month within five months. Once the SoundCard capacity is increased, the production of the SoundCard will not have an impact on the DisplayCard. However, our ability to produce up to 150,000 SoundCards per month is limited to the amount of component parts we are able to procure. One of these key components of our power inlay technology, which provides the power to our cards, is the battery and presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture the SoundCards is unknown at this time, as we have not produced the SoundCards on a mass production basis. Additionally, if there is no demand for the SoundCard by banks that issue financial cards we will have no benefit from the SoundCard.

Our third power-based card enhancement, the DisplayCard with one time password, or DisplayCard OTP, will be available for issuance on a very limited quantity basis in 2006. We estimate that we will be initially able to produce 20,000 DisplayCards per month. Presently, our SoundCards and DisplayCards are being manufactured simultaneously. Therefore, if we produce one SoundCard, we will be able to produce two fewer DisplayCards. If the demand for the DisplayCard is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 150,000 DisplayCards per month within five months. Once the DisplayCard capacity is increased, the production of the DisplayCard will not have an impact on the SoundCard. Our ability to produce the DisplayCard is limited to the component parts we are able to procure. Two of these key components of the DisplayCard are the battery, presently available from only one supplier, Solicore, Inc. and the display, presently available from only one supplier, SmartDisplayer. Our projected cost to manufacture the DisplayCards is unknown at this time, as we have not produced the DisplayCards on a mass production basis. Additionally, if there is no demand for the DisplayCard by banks that issue financial cards or other entities that use non-financial cards we will have no benefit from the DisplayCard.

Our other products that are designed to use the power inlay technology are still in the early stages of development. At this time, we are unable to determine when the other products will become fully developed, manufactured and sold to banks that issue financial cards.

We estimate that our capital requirements for the next twelve months will be as follows:

Capital equipment expenditures and capital lease obligations        125,000
General and administrative expenses                               1,600,000
Professional Fees                                                   475,000
Consulting Fees                                                     100,000
Research and development                                            400,000
                                                                -----------
Total estimated capital requirements                             $2,700,000

Costs of production are not included in our capital requirements as we intend to only incur these costs once orders for our products are received from our potential customers.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Revenue. Revenue consists of royalties from the LensCard and gross revenues from the LightCard.

Total revenue decreased from $51,039 for the twelve months ended December 31, 2004 to $21,460 for the twelve months ended December 31, 2005. The decrease resulted primarily from fewer royalties of the LensCard as we have not been actively marketing the LensCard product or licensing the LensCard product to third parties that was partially offset by sales from the LightCard of $18,297 during the period ending December 31, 2005.

Cost of Goods Sold. Cost of Goods Sold consists of costs to manufacture the LightCard.

Total cost of goods sold increased from $0 for the twelve months ended December 31, 2004 to $9,865 for the twelve months ended December 31, 2005. The increase resulted from a LightCard order that we completed in 2005. We sold no LightCards in 2004.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation expense.

Administrative expense increased from $667,854 for the twelve months ended December 31, 2004 to $1,178,398 for the twelve months ended December 31, 2005. Administrative expense increased primarily due to hiring additional employees and additional travel expenses relating to business development. We anticipate that administrative expense will increase in absolute dollars as we incur increased costs associated with continuing to establish our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense decreased from $125,224 for the twelve months ended December 31, 2004 to $85,000 for the twelve months ended December 31, 2005. Consulting expense primarily decreased as a result of a consultant converting to a full time employee. We anticipate that our consulting expense will decrease in absolute dollars as the company does not presently have the intention of hiring outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our external counsel, auditors and other outside services rendered to the company.

Professional fees expense increased from $338,830 for the twelve months ended December 31, 2004 to $445,913 for the twelve months ended December 31, 2005. Professional fees expense primarily increased due to additional amounts paid to our external auditors and counsel in connection with the filing of the company's registration statement as well as fees relating to the maintenance and establishment of the company's intellectual property rights. We anticipate that professional fees will continue to increase in absolute dollars as the company will continue to incur greater costs in maintaining and establishing its intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $513,954 for the twelve months ended December 31, 2004 to $827,354 for the twelve months ended December 31, 2005 due to increased research and development of the LightCard, SoundCard, and DisplayCard. We expect our research and development expenses to increase in absolute dollars as we continue to invest in developing new credit card enhancements.

Interest expense. Interest expense increased from $26,918 for the twelve months ended December 31, 2004 to $43,595 for the twelve months ended December 31, 2005 due to additional interest incurred as a result of the company entering into secured demand promissory notes with related and unrelated parties.

Interest income. Interest income increased from $1 for the twelve months ended December 31, 2004 to $6,055 for the twelve months ended December 31, 2005 as a result of interest being earned on the cash balance we received after completing our financing on October 19, 2005.

LIQUIDITY AND CAPITAL RESOURCES

DISCUSSION OF RESULTS

Our principal sources of liquidity had been cash and cash equivalent balances, which were $3,227,532 at December 31, 2005. Since our inception, we have incurred significant losses, and as of December 31, 2005 we had an accumulated deficit of $6,866,947.

Net cash used in operating activities was $2,805,838 for the twelve months ended December 31, 2005 as compared with $1,664,301 for the twelve months ended December 31, 2004. The increase was due primarily to a greater net loss and deposits made for raw materials inventory.

Net cash used in investing activities was $276,833 for the twelve months ended December 31, 2005 as compared with $2,305 provided by investing activities for the twelve months ended December 31, 2004. The increase was due to the purchase of production equipment that was purchased and placed into use during the twelve months ended December 31, 2005.

Net cash provided by financing activities was $5,818,419 for the twelve months ended December 31, 2005 as compared to net cash provided by financing activities of $2,166,089 for the twelve months ended December 31, 2004. The increase occurred primarily because of $6,127,500 in net proceeds ($6,517,000 in gross proceeds less $390,000 in offering costs) from the October 19, 2005 financing. We expect to pay an estimated $50,000 in offering expenses in connection with registration of the resale by selling stockholders of shares obtained in the October 19, 2005 financing.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded primarily through equity financings totaling $10,375,050. We believe that we will have enough funding to meet our cash needs and continue our operations into early 2007.

On December 23, 2003, we entered into a Securities Purchase Agreement with Bristol Capital, LLC under which we were to sell a unit that consisted of 500,000 shares of our common stock and warrants to purchase 2,400,000 shares of our common stock at an exercise price of $1.00 per share in exchange for $50,000. The closing was contingent upon Bristol Capital, LLC introducing potential investors to us and these potential investors or investment funds affiliated with Bristol Capital purchasing a minimum of $1,500,000 worth of our series A preferred stock at a price per share of $1.00 before February 1, 2004. As of May 5, 2004, the parties waived this closing contingency under the Securities Purchase Agreement. On May 5, 2004, we received $50,000 from Bristol Capital, LLC and issued 500,000 shares of our common stock and warrants to purchase 2,400,000 shares of our common stock pursuant to the Securities Purchase Agreement. On March 1, 2006, we received $50,000 as a result of 50,000 of the 2,400,000 warrants being exercised by a warrant holder.

From April 7, 2004 to October 18, 2004, we issued 2,568,500 shares of Series A preferred stock at a price per share of $1.00 to a number of investors pursuant to a private placement, including the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of series A preferred stock that were issued on April 7, 2004, and raised gross proceeds of $2,568,500.

On May 24, 2004, we obtained a loan in the amount of $246,128. We were required to pay interest at a rate equal to a prime rate set by City National Bank, which was 4.0%, on the loan. Beginning on December 31, 2004, we paid this loan in 10 principal payments of $6,837, but did not make the one final principal and interest payment of $158,090 on the maturity date of July 31, 2005. City National Bank then extended this loan until April 30, 2006. Additionally, on May 24, 2004, we renewed three notes payable, each in the amount of $150,000, from City National Bank that were originally dated April 22, 2003, July 16, 2003 and September 24, 2003. Of the three notes payable, one had an interest rate of 4.1%, one had an interest rate of 3.1% and one had an interest rate of 1.9%. Beginning on December 31, 2004, we were required to pay monthly interest payments on amounts drawn from the notes payable, with all outstanding principal and accrued and unpaid interest due on April 30, 2006. Prior to each note payable being fully repaid, we had drawn the full amount, $150,000 on each note payable, for an aggregate amount of $450,000 drawn through October 18, 2005. On October 19, 2005, we repaid all outstanding notes to City National Bank, including interest, totaling $595,629. We have no further borrowing capacity relating to any of these notes. As of December 31, 2005 we owed $0 relating to these notes from City National Bank.

On June 22, 2004, we issued 275,000 shares of series A preferred stock to Alan Finkelstein, Bradley Ross and Luc Berthoud in a conversion of $275,000 in unsecured advances due to Alan Finkelstein, Bradley Ross and Luc Berthoud. The conversion was made at $1.00 per share.

On October 14, 2004, we ordered production equipment from a manufacturer costing 124,400 Euros. The equipment was delivered and installed on April 15, 2005. As of December 31, 2005, we owe the manufacturer $0 for the equipment and related installation costs.

On October 25, 2004, we ordered additional production equipment from another manufacturer costing $81,900. The equipment was delivered and installed on June 22, 2005. As of December 31, 2005, we owe this manufacturer $0 for the equipment and related installation costs.

On November 30, 2004, we entered into a capital lease for production equipment that cost $32,598 with CNC Associates, Inc. that was personally guaranteed by our chief executive officer, Alan Finkelstein. The lease requires minimum monthly payments of $866 and expires on October 31, 2007.

In March 2005, we obtained loans in the form of secured demand promissory notes totaling $500,000 from Bristol Investment Fund, Ltd. and Union Finance International, Corp. Union Finance International Corp. loaned us $333,000 on March 31, 2005 while Bristol Investment Fund, Ltd. loaned us $167,000 on March 30, 2005 for the combined total of $500,000. The secured demand promissory notes created security interests in our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes were payable without notice by the demand of Union Finance International Corp. or Bristol Investment Fund, Ltd. There was no further borrowing capacity under both of the secured demand promissory notes. On October 11, 2005, Union Finance International Corp. transferred its $333,000 loan plus interest to BSR Investments, Ltd. On October 19, 2005, BSR Investments, Ltd. converted the loan plus interest totaling $347,816 into 347,816 shares of common stock and a warrant to purchase up to 173,908 shares of our common stock at an exercise price of $1.25 per share. On October 20, 2005 the loan, including interest, amounting to $174,504 obtained from Bristol Investment Fund, Ltd. was repaid. As of December 31, 2005, we owed Bristol Investment Fund, Ltd. and BSR Investments, Ltd. $0 relating to these secured demand promissory notes.

In August 2005, we obtained loans in the form of secured demand promissory notes totaling $200,000 from Bradley Ross and Rodger Bemel. Bradley Ross loaned us $150,000 and Rodger Bemel loaned us $50,000 on August 31, 2005 for the combined total of $200,000. The secured demand promissory notes created security interests in our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes were payable without notice by the demand of Bradley Ross or Rodger Bemel. There was no further borrowing capacity under both of the secured demand promissory notes. On October 19, 2005 we repaid the principal amounts owed to both Bradley Ross and Rodger Bemel in full. As of December 31, 2005, we owed Bradley Ross and Rodger Bemel $0 relating to these secured demand promissory notes.

FUTURE NEEDS

After completing our most recent round of funding by which the company raised $6,500,000 in gross proceeds and converted $571,066 of indebtedness into equity, we believe that we will have enough resources to operate through early 2007. We anticipate that the sales of our products will not be sufficient to sustain our operations. We currently do not have any binding commitments for, or readily available sources of, additional financing. In the event that additional financing is required, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet transactions.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. This statement is not applicable to us.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments enter into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to us.

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock-Based compensation. This Statement supersedes APB Opinion No. 23, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges it equity instructions for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company will have the effect since all employee options will be expensed.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assests and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instrumnets to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

RISKS FACTORS

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

WE HAVE AN ACCUMULATED DEFICIT OF $6,866,947 AS OF DECEMBER 31, 2005 AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have incurred significant net losses every year since our inception, including net losses of $2,565,008 and $1,621,740 for the fiscal years ending December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, we had an accumulated deficit of $6,866,947. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date, we have not yet generated significant recurring revenues. Our limited revenues that derive from sales of the LensCard and the limited revenues that we have received and may receive from sales of the LightCard may not be sufficient to sustain our operations beyond early 2007. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations beyond early 2007, notwithstanding any anticipated revenues we may receive when our power-based card enhancement products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.

TO BE SUCCESSFUL WE MAY REQUIRE ADDITIONAL CAPITAL.

Our current resources will be sufficient to fund operations through early 2007 under the following assumptions: we generate no sales from any of our products during 2006 or 2007 and we continue to operate with our existing cost structure. As we are in the early stage of manufacturing and have not sold substantial quantities of our products, we are unable to determine the amount of additional capital we will need to become successful. We currently do not have any binding commitments for, or readily available sources of, additional financing and will not receive any proceeds from this offering. As noted in the prior risk factor addressing our accumulated deficit of $6,866,947 as of December 31, 2005, we anticipate that the sales of our products will not be sufficient enough to sustain our operations, and further anticipate that after such introductions we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time.

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

We obtain the display, a key component for the DisplayCard, from a single source, SmartDisplayer. On July 25, 2005, we entered into a three-year exclusive agreement with SmartDisplayer whereby as long as we meet minimum monthly purchase requirements we maintain our exclusivity with SmartDisplayer. We believe that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations, delay production for up to 6 months and impair our ability to manufacture and sell our DisplayCard.

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

RISKS RELATED TO OUR SECURITIES

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

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 13, 2006, after taking into consideration our outstanding common shares, our board of directors will be entitled to issue up to 31,985,434 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

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

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 17.7% of our common stock including options held by each principal stockholder, executive officer and director that are exercisable within 60 days of March 13, 2006. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

ITEM 7 - FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1 of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, principally our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosures are appropriate. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated objectives under all potential future conditions.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

                                    PART III

ITEM 9 - OFFICERS AND DIRECTORS

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        INITIAL ELECTION OR
              NAME                 AGE                POSITION HELD                                     APPOINTMENT DATE
---------------------------------------------------------------------------------------------------------------------------------
  Alan Finkelstein                 55                 Director, President, Chief Executive              November 22, 2003
                                                      Officer and Secretary
---------------------------------------------------------------------------------------------------------------------------------
  Bennet Price-Lientz Tchaikovsky  36                 Chief Financial Officer                           July 6, 2004
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        INITIAL ELECTION OR
              NAME                 AGE                POSITION HELD                                     APPOINTMENT DATE
---------------------------------------------------------------------------------------------------------------------------------
  Murdoch Henretty                 64                 Chief Technology Officer                          November 22, 2003
--------------------------------------------------------------------------------------------------------------------------------
  John A. Ward, III                58                 non-executive Chairman                            November 22, 2003
--------------------------------------------------------------------------------------------------------------------------------
  Donald Joyce                     53                 Director                                          November 22, 2003
--------------------------------------------------------------------------------------------------------------------------------
  George Hoover                    58                 Director                                          November 22, 2003
--------------------------------------------------------------------------------------------------------------------------------

Messrs. Finkelstein and Lientz provide their services as executive officers on a full-time permanent basis. Mr. Henretty provides his services on a part-time basis. On average, Mr. Henretty devotes between 5-25% of his time to InCard depending upon the nature of the projects he is working on.

There are no family relationships between any two or more of our directors or executive officers. Our executive officers are appointed by our board of directors and serve at the board's discretion. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

None of our directors or executive officers has, during the past five years,

o had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

o been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BIOGRAPHICAL INFORMATION

ALAN FINKELSTEIN, one of our founders, has served as our President, Chief Executive Officer and Secretary since December 2002 and as director since our inception in November 2002. Mr. Finkelstein presently serves as our director and served as our Chairman from our inception until October 17, 2005. Prior to November 2002, Mr. Finkelstein was a sole proprietor. He invented the LensCard and developed it from conceptualization in 1991 through design, patent acquisition, the formulation of a marketing strategy and issuance to credit card companies commencing in October 1998. Mr. Finkelstein serves as a member on the Joint Technical Committee on Information Technology for the International Organization of Standardization (ISO). Since 2000, he has served on the International Electrotechnical Commission (IEC). He is also a member of the National Committee for Information Technology Standards, the U.S. subgroup of the ISO and the IEC.

BENNET PRICE-LIENTZ TCHAIKOVSKY. has served as our Chief Financial Officer since July 2004. From January 2003 through November 2003, Mr. Tchaikovsky served as the Vice President, Finance of TJR Industries, Inc., a company that produces trade shows for the woodworking industry. From December 2000 through June 2002, Mr. Tchaikovsky served as Interim Chief Financial Officer and Chief Financial Officer of Digital Lava. From January 2000 to November 2000, Mr. Tchaikovsky served as the Chief Financial Officer of Harvest Solutions, Inc., a service provider of Internet tracking and reporting software solutions for companies. From February 1999 to October 1999, Mr. Tchaikovsky served as Controller for Rainmaker Digital Pictures, a subsidiary of Rainmaker Entertainment Group, a post production and visual effects company. From February 1998 through February 1999, Mr. Tchaikovsky served as Assistant Controller for Digital Domain, Inc., a provider of visual effects for commercial and film production. During 1996 and 1997, Mr. Tchaikovsky worked as an independent forensic accountant and financial consultant. Mr. Tchaikovsky previously worked as a senior associate at Coopers & Lybrand, LLP and internal auditor for California Federal Bank, Inc. He is a licensed Certified Public Accountant and an attorney in the State of California. He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.

MURDOCH HENRETTY has served as our Chief Technology Officer since November 2003. From July 1983 to March 2003, Mr. Henretty was the Director of Product Manufacturing & Secure Technology at Visa International Services Association
(VISA). During his tenure with VISA, he oversaw the physical security at vendor facilities for the global operation of the VISA Vendor Program and was responsible for its growth from 70 to over 250 vendors. Mr. Henretty's innovative programs at VISA have included the set-up of a card counterfeit recovery unit, the initiation of global counterfeit recognition programs, and the introduction of advanced security printing technologies and holographics. In addition to launching many more authentication and security programs, Mr. Henretty was VISA's representative to the International Organization of Standardization (ISO) and the American National Standards Institute (ANSI), and was the Chairman of the Europay MasterCard VISA (EMV) Working Group for the development of a global Vendor Security Standards Manual. From 1991 through 1995, Mr. Henretty was also the Chairman of the T/Checque Fraud Control Association Working Group that included representatives from the security printing industry and issuing authorities. Representatives from industry included, Thomas De La Rue, American Banknote, Gieseke & Devrient, Arjomarie and Portals Paper, Leonard Kurz, and representatives from the issuing authorities included, VISA, Amex, MasterCard, Thomas Cook, Citicorp, and Barclay's Bank. During this period he led the team in the development of industry standards to protect security documents (mainly travelers checks and passports) against replication by color copying and patented a method and apparatus for recording magnetic information on travelers checks. During the time period 1998 through 2002 Mr. Henretty was a member of the Bank Card Fraud Control Association and played a leading roll in educating law enforcement in counterfeit recognition and the development of a global counterfeit recognition program for financial cards. Members of this group included the US Secret Service, Hong Kong Police, Royal Mounted Canadian Police, Metropolitan Police and Interpol. During this period Mr. Henretty introduced a global program that provided law enforcement with information for cross-border tracking of counterfeit activity by organized crime groups. Prior to working for VISA, Mr. Henretty was responsible for technical sales at Jeffries Banknote Company and acted as a consultant for the Central Bank of the Philippines during the initial operation of their Gold Refinery, Mint and Security Printing Plant. He was graduated from the Imperial Chemical Industries (ICI) in Scotland with a degree in Work Study and Industrial Engineering, and also received a diploma in Business Management from the British Institute of Management.

JOHN A. WARD, III has served as our non-executive Chairman of the Board since October 17, 2005 and has served as our director since November 2003. Mr. Ward also serves as Chairman and interim CEO of Doral Financial, a diversified financial services company based in Puerto Rico. He was previously Chairman and CEO of The American Express Bank where he served as Chairman, CEO, and President of the Travelers Cheque Group. Prior to joining American Express, Mr. Ward served as Executive Vice President of the Chase Manhattan Bank, a financial services provider, as well as Chief Executive Officer of Chase Bankcard Services. Mr. Ward serves on the boards of the following public companies: Doral Financial Corporation, Rewards Network, Primus Guaranty, Ltd., and CoActive Marketing Group.

DR. DONALD JOYCE has served as our director since November 2003. Since April 2001, Dr. Joyce has been Deputy Director of the University of Chicago Argonne National Laboratory. From June 6, 2000 to February 2001, Dr. Joyce served as Chief Technology Officer for Technology Connect, a technology consulting firm in Massachusetts. From May 1999 to June 2000, he served as Senior Vice President of JDH Technologies, LLC, a software company. Prior to May 1999, Dr. Joyce served as President of Muhlbauer Inc., an equipment supplier to the semiconductor, circuit board assembly and smart card industries. Dr. Joyce received a Ph.D. in Physics from the College of William and Mary and a B.A. in Physics from the University of Colorado.

GEORGE W. HOOVER, II has served as our director since November 2003. Mr. Hoover has been a partner in the intellectual property law firm of Blakely Sokoloff Taylor & Zafman, LLP since 1992. Prior to entering the legal profession, Mr. Hoover was with Hughes Aircraft Company for fifteen years as an engineer and manager engaged in the design and development of aerospace electronic systems. Mr. Hoover received a B.S. in Engineering-Physics from the University of California at Berkeley, an M.B.A. from the University of California at Los Angeles and a J.D. (magna cum laude) from Loyola Law School (Los Angeles).

Our board of directors currently consists of four members. Our bylaws provide that our directors will be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected and qualified or until their earlier death, resignation or removal.

No individual on our board of directors possesses all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. In forming our board of directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Mr. Tchaikovsky, our Chief Financial Officer, serves as our financial expert regarding generally accepted accounting principals and general application of such principles in connection with the accounting for estimates and accruals, including an understanding of internal control procedures and policies over financial reporting, and maintains sufficient experience preparing auditing, analyzing or evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert. However, Mr. Tchaikovsky is not an elected director of the company. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors, however, we are not, at this time, able to compensate such a person. Therefore, we may find it difficult to attract such a candidate.

DIRECTOR COMPENSATION

Directors do not currently receive compensation for their services as directors, but we plan to reimburse them for reasonable expenses incurred in attending board meetings. On October 12, 2004, we granted Messrs. Hoover, Joyce and Ward options to purchase 50,000, 50,000 and 250,000 shares of our common stock, respectively, at $1.00 per share. On October 17, 2005, we granted Mr. Ward 250,000 options and and Mr. Finkelstein 100,000 options each at $1.00 per share. All of the options granted to Messrs. Hoover, Joyce, Finkelstein and Ward vest as to 20% of the shares on each anniversary of their respective dates on the grant date of option.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). Based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us, we believe that during the 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

------------------------------------------------------------------------------------------------
Name of Filer                     Form   Description
------------------------------------------------------------------------------------------------
Alan Finkelstein                  4      On October 17, 2005, Mr. Finkelstein was granted an
                                         option to purchase 100,000 shares of common stock with
                                         an exercise price of $1.00 per share. This grant was
                                         reported on a Form 4 on October 21, 2005.
------------------------------------------------------------------------------------------------
                                  5      On December 15, 2005, Mr. Finkelstein transferred by
                                         way of gift 15,000 shares of common stock. This gift
                                         was reported on a Form 5 on March 16, 2006.
------------------------------------------------------------------------------------------------
Bennet Price-Lientz Tchaikovsky   4      On October 19, 2005, Mr. Tchaikovsky received 52,500
                                         shares of common stock and a warrant to purchase 26,250
                                         shares of common stock at an exercise price of $1.25
                                         per share by converting indebtedness the company owed
                                         to Mr. Tchaikovsky as deferred compensation. This
                                         transaction was reported on a Form 4 on October 24,
                                         2005.
------------------------------------------------------------------------------------------------
John A. Ward, III                 4      On October 17, 2005, Mr. Ward was granted an option to
                                         purchase 250,000 shares of common stock with an
                                         exercise price of $1.00 per share. This grant was
                                         reported on a Form 4 on November 1, 2005.
------------------------------------------------------------------------------------------------
Luc Berthoud                      3      As of May 5, 2005, Mr. Berthoud beneficially owned more
                                         than 10% of the company's outstanding equity
                                         securities. As of March 16, 2006, he has not filed a
                                         Form 3.
------------------------------------------------------------------------------------------------
                                  4      On May 5, 2005, each share of Series A Preferred Stock
                                         beneficially owned by Mr. Berthoud converted into
                                         common stock upon effectiveness of the company's
                                         registration statement on Form SB-2. As of March 16,
                                         2006, Mr. Berthoud has not filed a Form 4 to reflect
                                         this conversion of shares.
------------------------------------------------------------------------------------------------
Bradley Ross                      4      On October 19, 2005, Mr. Ross purchased 600,000 shares
                                         of common stock and a warrant to purchase 300,000
                                         shares of common stock at an exercise price per share
                                         of $1.25. As of March 16, 2006, Mr. Ross has not filed
                                         a Form 4 for this transaction.
------------------------------------------------------------------------------------------------
David Mun-Gavin                   3      From May 5, 2005 until September 7, 2005, Mr. Mun-Gavin
                                         beneficially owned more than 10% of the company's
                                         outstanding equity securities. As of March 16, 2006, he
                                         has not filed a Form 3.
------------------------------------------------------------------------------------------------
Karim Souki                       3      As of May 5, 2005, Karim Souki beneficially owned more
                                         than 10% of the company's outstanding equity
                                         securities. As of March 16, 2006, he has not filed a
                                         Form 3.
------------------------------------------------------------------------------------------------
                                  4      On May 5, 2005, each share of Series A Preferred Stock
                                         beneficially owned by Mr. Souki converted into common
                                         stock upon effectiveness of the company's registration
                                         statement on Form SB-2. As of March 16, 2006, Mr. Souki
                                         has not filed a Form 4 for this conversion.
------------------------------------------------------------------------------------------------
                                  4      On October 19, 2005, BSR Investments Ltd., converted
                                         the entire amount of principal and interest due under a
                                         secured demand promissory note of $347,816 into 347,816
                                         shares of common stock and a warrant to purchase
                                         173,908 shares of common stock, exercisable at $1.25
                                         per share. Karim Souki is the natural person with
                                         voting and investment control over securities held by
                                         BSR Investments Ltd. As of March 16, 2006, Mr. Souki
                                         has not filed a Form 4 for this transaction.
------------------------------------------------------------------------------------------------


CODE OF ETHICS

We have adopted a code of ethics that applies to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, and members of the Board of Directors.

PROCEDURES FOR NOMINATING DIRECTORS

We do not have, nor are we required by the rules of the OTC Bulletin Board to have, a standing nominating or compensation committee. Our board of directors is made up of four members.

Our board of directors, acting as a Nominating Committee, does not have a policy with regard to the consideration of any director candidates recommended by stockholders. Our board of directors has made no determination as to whether or not such a policy should be adopted. Our board of directors will consider candidates recommended by stockholders. Stockholders wishing to recommend a candidate for membership on the board of directors should submit to us the name of the individual and other pertinent information, including a short biography and contact information, to the Chief Financial Officer at Innovative Card Technologies, Inc., 11601 Wilshire Blvd, Suite 2160, Los Angeles, California 90025, and must be received no later than 120 calendar days in advance of our annual meeting and 10 calendar days following the date on which public announcement of the date of the annual meeting is first made.

Some of the qualifications that may be considered by the board of directors in choosing a director are:

      o     Minimum, relevant employment experience;

      o Familiarity with generally accepted accounting principles and the preparation of financial statements;

      o     Post secondary education or professional license;

      o     Previous experience as a board member of an operating company; and

      o The ability to commit the number of hours per year necessary to discharge his or her duty as a member of its board of directors.

A candidate for director must agree to abide by our Code of Ethics.

Our goal is to seek to achieve a balance of knowledge and experience on our board. To this end, we seek nominees with the highest professional and personal ethics and values, an understanding of our business and industry, diversity of business experience and expertise, a high level of education, broad-based business acumen, and the ability to think strategically. Although we use the criteria listed above as well as other criteria to evaluate potential nominees, we do not have a stated minimum criteria for nominees. The board does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our stockholders. To date, we have not paid any third parties to assist us in finding director nominees.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

The following table summarizes the compensation for fiscal years 2005, 2004 and 2003 that we paid to our Chief Executive Officer or President and our Chief Financial Officer for services rendered to us. There were no other officers who earned more than $100,000 in fiscal year 2005.

                           SUMMARY COMPENSATION TABLE
                                                                                      LONG TERM
                                          ANNUAL COMPENSATION                    COMPENSATION AWARDS
-----------------------  ------------------------------------------------------  -------------------
                                                                   OTHER
                                                                   ANNUAL            SECURITIES           ALL OTHER
   NAME AND PRINCIPAL                                           COMPENSATION         UNDERLYING          COMPENSATION
       POSITION             YEAR     SALARY($)    BONUS($)          ($)          OPTIONS # OF SHARES         ($)
-----------------------  ----------  ----------  ----------  ------------------  -------------------  ------------------
Alan Finkelstein,              2005  $  200,000(1)     --                  --                100,000                --
Chief Executive                2004  $  150,000(1)     --                  --                250,000                --
Officer and President          2003  $  175,000(1)     --                  --                     --                --

Bennet Price-Lientz            2005  $  130,000        --                  --                     --                --
Tchaikovsky                    2004  $   26,846        --                  --                150,000                --
Chief Financial Officer        2003        --          --                  --                     --                --

(1) Our predecessor entity, LensCard US, LLC paid Alan Finkelstein as a consultant for his services to LensCard US, LLC as follows: $100,000 in 2003 and $0 in 2004. Following our reorganization in April 2004, we have paid Alan Finkelstein $ 75,000 for services rendered to us in 2003, $150,000 for services rendered to us in 2004, and $200,000 for services rendered to us in 2005.

We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

OPTION GRANTS TO EXECUTIVE OFFICERS IN 2005

The following table sets forth certain information concerning grant of stock option to Mr. Finkelstein during fiscal 2005. This stock option was granted on October 17, 2005 under our 2004 stock incentive plan. This option vests as to 20% of the shares one year after grant, with one-fifth of the remaining shares vesting on each anniversary thereafter. No options were granted to our Chief Financial Officer in fiscal year 2005.

                                                               Percent of Total
                             Number of Securities              Options Granted to          Exercise      Expiration
Name                         underlying Option (# of Shares)   Employees in Fiscal Year    Price         Date
----------------------------------------------------------------------------------------------------------------------
Alan Finkelstein                         100,000                       100.0%              $1.00         10/15/2015

                       AGGREGATED OPTION EXERCISES IN 2005
                       AND DECEMBER 31, 2005 OPTION VALUES

No options were exercised by Alan Finkelstein, our Chief Executive Officer and President or Bennet Price-Lientz Tchaikovsky, our Chief Financial Officer. The following table sets forth certain information concerning vested and unvested options held by the named executive officer and the value of options held by this individual at December 31, 2005.

                                                        Number of Securities      Value of Unexercised
                                                       Underlying Unexercised          in-the-Money
                                                               Options                   Options
                        Number of          Value        at December 31, 2005     at December 31, 2005(1)
                     Shares Acquired     Received      -----------------------  -------------------------
Name                   on Exercise          ($)          Vested     Unvested      Vested      Unvested
---------------------------------------------------------------------------------------------------------
Alan Finkelstein                --               --       100,000      250,000  $  150,000  $     375,000
Bennet Price-Lientz             --               --        30,000      120,000  $   45,000  $     180,000
Tchaikovsky

(1) The value of unexercised in-the-money options is based on a price per share of $2.50 as of December 31, 2005 minus the actual exercise price.

EMPLOYMENT ARRANGEMENTS

On July 24, 2004, we entered into an employment agreement with Murdoch Henretty that provides for an annual salary of $60,000 and benefits, including company paid parking and contributory health insurance. This is an at-will employment arrangement. In January 1998, our predecesor entity, LensCard US, LLC, entered into an employment agreement with Alan Finkelstein that provided for a starting monthly salary of $8,334. Mr. Finkelstein's current monthly salary is $16,667.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of our common stock as of March 13, 2006 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock , (ii) each of our directors and executive officers, and
(iii) all of our directors and executive officers as a group. Unless otherwise stated, their address is c/o Innovative Card Technologies, Inc., 11601 Wilshire Boulevard, Suite 2160, Los Angeles, California 90025.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws. As of March 13, 2006, there were 18,014,566 shares of common stock issued and outstanding. With respect to the table below, we have based our calculation of the percentage of beneficial ownership of 18,014,566 shares of common stock outstanding.

In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of March 13, 2006. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.

                                  COMMON STOCK

-------------------------------------------------------------------------------------------------------------------------
                                                             NUMBER OF SHARES OF                       PERCENTAGE OF
NAME OF DIRECTOR, OFFICER AND BENEFICIAL                         COMMON STOCK                    OUTSTANDING SHARES OF
               OWNER                                          BENEFICIALLY OWNED                       COMMON STOCK
-------------------------------------------------------------------------------------------------------------------------
Named Executive Officers and Directors:
-------------------------------------------------------------------------------------------------------------------------
Alan Finkelstein(1)                                                    2,857,947                                  15.9%
-------------------------------------------------------------------------------------------------------------------------
Bennet Price-Lientz Tchaikovsky (2)                                       82,500                                     *
-------------------------------------------------------------------------------------------------------------------------
Murdoch Henretty(3)                                                       60,000                                     *
-------------------------------------------------------------------------------------------------------------------------
John A. Ward, III(1)                                                     100,000                                     *
-------------------------------------------------------------------------------------------------------------------------
Donald Joyce(4)                                                           20,000                                     *
-------------------------------------------------------------------------------------------------------------------------
George Hoover(4)                                                          70,000                                     *
-------------------------------------------------------------------------------------------------------------------------
Five Percent Stockholders of Common Stock:
-------------------------------------------------------------------------------------------------------------------------
Luc Berthoud(5)                                                        1,502,000                                   8.3%
-------------------------------------------------------------------------------------------------------------------------
Forest Finkelstein                                                     1,214,500                                   6.7%
-------------------------------------------------------------------------------------------------------------------------
Paul Kessler(6)                                                        1,025,000                                   5.7%
-------------------------------------------------------------------------------------------------------------------------
St. Cloud Investments, Ltd.(7)                                         1,000,000                                   5.6%
-------------------------------------------------------------------------------------------------------------------------
J. Steven Emerson                                                      1,000,000                                   5.6%
-------------------------------------------------------------------------------------------------------------------------
JMG Capital Partners, Ltd.(8)                                            900,000                                   5.0%
-------------------------------------------------------------------------------------------------------------------------
JMG Triton Offshore Fund, Ltd. (9)                                       900,000                                   5.0%
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                                 NUMBER OF SHARES OF                     PERCENTAGE OF
NAME OF DIRECTOR, OFFICER AND BENEFICIAL                             COMMON STOCK                    OUTSTANDING SHARES OF
               OWNER                                              BENEFICIALLY OWNED                      COMMON STOCK
-------------------------------------------------------------------------------------------------------------------------
Bradley Ross(10)                                                        1,736,022                              9.6%
-------------------------------------------------------------------------------------------------------------------------
Karim Souki(11)                                                         1,747,816                              9.7%
-------------------------------------------------------------------------------------------------------------------------
All Officers and Directors as a Group (6 persons)(12)                   3,190,447                             17.7%
-------------------------------------------------------------------------------------------------------------------------

* Less than one percent beneficially owned.

(1) Includes options to purchase 100,000 shares vested and exercisable within 60 days of March 13, 2006.

(2) Includes options to purchase 30,000 shares vested and exercisable within 60 days of March 13, 2006.

(3) Includes options to purchase 60,000 shares vested and exercisable within 60 days of March 13, 2006.

(4) Includes options to purchase 20,000 shares vested and exercisable within 60 days of March 13, 2006.

(5) Includes 750,000 shares of common stock held by Merco Trustees (BVI) Limited, as Trustees of Berthoud Family Trust. The business address for Luc Berthoud is Ebel Strasse 46, 8044 Zurich, Switzerland.

(6) Includes 250,000 shares of common stock held by Mr. Kessler's wife, Diana Derycz-Kessler. Includes 250,000 shares of common stock held by Paul Kessler. Also includes 525,000 shares held by Bristol Investment Fund, Ltd. Bristol Capital Advisors, LLC is the investment manager to Bristol Investment Fund, Ltd. Paul Kessler is the manager of Bristol Capital Advisors, LLC, and as such has voting and investment control over these securities. The business address for Paul Kessler is c/o Bristol Capital Advisors, LLC, 10990 Wilshire Blvd., Suite 1410, Los Angeles, CA 90024.

(7) Ms. Nancy Main is the natural person with voting and investment decision power of this entity. The business address for Nancy Main is 928 E. Ojai Avenue, Ojai, CA 93023.

(8) Mr. Jonathan Glaser is the natural person with voting and investment decision power of this entity. The business address for Jonathan Glaser is 11601 Wilshire Blvd. Suite 2180, Los Angeles, CA 90025.

(9) Mr. Jonathan Glaser is the natural person with voting and investment decision power of this entity. The business address for Jonathan Glaser is 11601 Wilshire Blvd. Suite 2180, Los Angeles, CA 90025.

(10) Includes 10,000 shares held by Mr. Ross's daughter, Raquel Ross, of which Mr. Ross disclaims beneficial ownership. Mr. Ross's business address is c/o Bemel & Ross, 11601 Wilshire Blvd., #2160, Los Angeles, California 90025.

(11) Includes 1,747,816 shares held by BSR Investment Ltd. The natural person with voting and investment decision power for this entity is Karim Souki. The business address for Karim Souki is 12 Quarrendon Street, London SW6 3SU.

(12) Includes options to purchase 330,000 shares vested and exercisable within 60 days of March 13, 2006.

CHANGE OF CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the company.

EQUITY COMPENSATION PLAN INFORMATION

See "Item 5 -- Market For Common Equity and Related Stockholder Matters for additional information regarding our equity compensation plan.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are certain transactions or series of transactions during the last two years between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $60,000 other than compensation arrangements that are otherwise required to be described under "Executive Compensation." In addition, our chief executive officer, Alan Finkelstein, as well as former executives Bradley Ross, Forest Finkelstein and Luc Berthoud, are also considered our promoters. All transactions with the promoters are set forth below.

ROLL-UP OF PREDECESSOR ENTITIES

From April 2, 2004 through April 6, 2004, we issued to various related parties shares of common stock in connection with the roll-up of our predecessor entities as follows:

NAME(1)                                              TOTAL NUMBER OF
                                                 SHARES OF COMMON STOCK

Alan Finkelstein                                        4,352,650
--------------------------------------------------------------------------------
Forest Finkelstein                                        470,000
--------------------------------------------------------------------------------
Bradley Ross                                            1,124,850
--------------------------------------------------------------------------------
Luc Berthoud                                              750,000
--------------------------------------------------------------------------------
Merco Trustees (BVI) Limited,
as Trustees of the Berthoud Family Trust                  750,000
--------------------------------------------------------------------------------

(1) See "Security Ownership of Certain Beneficial Owners and Management" for more detail on shares held by these persons as of March 13, 2006.

On April 2, 2004, we acquired all of the royalty rights to the LensCard from Alan Finkelstein, Bradley Ross and Michael Paradise, who collectively held these royalty rights, in exchange for an aggregate 5,500,000 shares of our common stock. Messrs. Finkelstein, Ross and Paradise, who owned one percent of Mr. Finkelstein's interest in the royalty payments, received 4,332,650 shares, 1,114,850 shares and 52,500 shares, respectively. We then immediately transferred these royalty rights to PSACo, Inc., a Delaware corporation, in exchange for 25,000 shares of PSACo's common stock, or all of its outstanding common stock, causing PSACo to become our wholly owned subsidiary. At the time of these transfers, Mr. Finkelstein was the sole director of PSACo, and Bradley Ross was the president, chief financial officer, treasurer and secretary of PSACo. On April 15, 2004, Mr. Ross resigned from all of his positions with PSACo, and thereafter, Mr. Finkelstein was elected to the positions of president, chief financial officer and secretary of PSACo. As of December 31, 2004, these royalty payments accounted for 100% of our revenue on a consolidated basis in the amount of $51,039.

On April 6, 2004, we acquired all of the membership interests of LensCard US LLC in exchange for an aggregate 1,000,000 shares of our common stock. LensCard US LLC was owned by Luc Berthoud, Forest Finkelstein, Alan Finkelstein and Bradley Ross. Minority interests (including Forest Finkelstein, Alan Finkelstein and Bradley Ross) were issued 250,000 shares that were valued at $489,206.05, based on a price of $1.96 per share. The 750,000 shares issued to Mr. Berthoud were valued at $57,418.95, based on a price of $.08 per share.

On April 6, 2004, as part of our roll-up transaction, LensCard International Limited merged with and into our company. LensCard International Limited was owned by Merco Trustees (BVI) Limited,as Trustees of the Berthoud Family Trust, Forest Finkelstein, Alan Finkelstein and Bradley Ross. Minority interests (including Forest Finkelstein, Alan Finkelstein and Bradley Ross) were issued 250,000 shares that were valued at $5,433.09, based on a price of $.02 per share. The 750,000 shares issued to Merco Trustees (BVI) Limited were valued at $218,425.57, based on a price of $.29 per share.

PRIVATE PLACEMENTS OF SECURITIES

From inception through March 13, 2006, we issued the following securities in private placements to various investors, including the related parties detailed in the table below:

o a unit that consisted of 500,000 shares of common stock at a per share price of $0.10 for an aggregate purchase price of $50,000 and warrants to purchase 2,400,000 shares of common stock at a per share exercise price of $1.00; and

o 2,568,500 shares of series A preferred stock at a price per share of $1.00 for an aggregate purchase price of $2,568,500, which includes the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of series A preferred stock on April 7, 2004. The series A preferred stock converted into an equal number of shares of common stock on May 5, 2005.

o 7,071,066 units, whereby each unit consisted of one share of common stock and a warrant to purchase .5 shares of common stock at an exercise price of $1.00 per share for an aggregate purchase price of $7,071,066 which includes $571,066 of indebtedness that was converted into 571,066 units on October 19, 2005.

Since inception, the following executive officers, directors and beneficial holders of more than five percent of our voting securities and their immediate family members purchased securities in the amounts set forth below.

--------------------------------------------------------------------------------
  Name(1)                                      Common            Common Warrants
--------------------------------------------------------------------------------
  Alan Finkelstein(2)                          168,250                  50,625
--------------------------------------------------------------------------------
  George Hoover(3)                              50,000                  25,000
--------------------------------------------------------------------------------
  Bennet Price-Lientz Tchaikovsky (4)           52,500                  26,250
--------------------------------------------------------------------------------
  Bradley Ross(5)                              644,000                 300,000
--------------------------------------------------------------------------------
  Paul Kessler(6)                            1,025,000               2,400,000
--------------------------------------------------------------------------------
  Luc Berthoud(7)                               67,000                      --
--------------------------------------------------------------------------------
  Forest Finkelstein(8)                        187,000                  93,500
--------------------------------------------------------------------------------
  St. Cloud Investments, Ltd. (9)            1,000,000                 500,000
--------------------------------------------------------------------------------
  JMG Capital Partners, Ltd. (10)              900,000                 450,000
--------------------------------------------------------------------------------
  JMG Triton Offshore Fund, Ltd. (11)          900,000                 450,000
--------------------------------------------------------------------------------
  J. Steven Emerson (12)                     1,000,000                 400,000
--------------------------------------------------------------------------------
  Karim Souki(13)                              547,816                 173,908
--------------------------------------------------------------------------------

(1) See "Security Ownership of Certain Beneficial Owners and Management" for more detail on shares held by these purchasers.

(2) Alan Finkelstein, our president, chief executive officer, secretary and director, paid $67,000 in respect of 67,000 shares of series A preferred stock in a private placement that we completed on October 18, 2004. The preferred stock was converted into 67,000 shares of common stock on May 5, 2005. Mr. Finkelstein converted $101,250 of indebtedness owed to him as of October 19, 2005 into units whereby Mr. Finkelstein received 101,250 shares of common stock and a warrant to purchase 50,625 shares of common stock at $1.25 per share.

(3) George Hoover, our director, personally assumed $50,000 of indebtedness the company owed to Blakely Sokoloff Taylor & Zafman, a firm where Mr. Hoover is a partner in, as of October 19, 2005 and converted the indebtedness into units whereby Mr. Hoover received 50,000 shares of common stock and 25,000 warrants to purchase common shares at $1.25.

(4) Bennet Price-Lientz Tchaikvosky, our Chief Financial Officer, converted $52,500 of indebtedness the company owed to him as deferred compensation into units on October 19, 2005 whereby Mr. Tchaikovsky received 52,500 shares of common stock and 26,250 warrants to purchase common shares at $1.25.

(5) Mr. Ross paid $44,000 in respect of the 44,000 shares of series A preferred stock purchased in a private placement that we completed on October 18, 2004 and subsequently transferred 19,000 shares to his family members. The preferred stock was converted into 44,000 shares of common stock on May 5, 2005. On October 19, 2005, Mr. Ross paid $600,000 and received 600,000 shares of common stock and 300,000 warrants to purchase common stock at $1.25.

(6) Paul Kessler is the manager of Bristol Capital Advisors, LLC, which is investment manager to Bristol Investment Fund Ltd, the purchaser of 525,000 shares of series A preferred stock for an aggregate payment of $525,000. The preferred stock was converted into 525,000 shares of common stock on May 5, 2005. Consequently, Mr. Kessler has voting and investment control over these 525,000 shares. In addition, Bristol Capital, LLC paid $50,000 in respect of a unit that consisted of 500,000 shares of common stock and warrants to purchase 2,400,000 shares of common stock, which were transferred to Bristol Capital, LLC's designees as follows: Diana Derycz-Kessler, the wife of Mr. Kessler (250,000 shares of common stock and warrant to purchase 375,000 shares), Paul Kessler (250,000 shares of common stock and warrant to purchase 375,000 shares), Steve Emerson (warrant to purchase 200,000 shares), Tyler Runnels (warrant to purchase 50,000 shares), Elmsmere Group Ltd. (warrant to purchase 700,000 shares) and Freemount Trading Ltd. (warrant to purchase 700,000 shares). At the time of the purchase of this unit, Mr. Kessler was a member of Bristol Capital, LLC and had voting and investment control over the securities. On March 1, 2006, we received $50,000 from a warrant holder in a result of the warrant holder exercising 50,000 warrants.

(7) Luc Berthoud paid $67,000 in respect of 67,000 shares of series A preferred stock in a private placement that we completed on October 18, 2004. The preferred stock was converted into 67,000 shares of common stock on May 5, 2005.

(8) Forest Finkelstein, on October 19, 2005, paid $187,000 and received 187,000 shares of common stock and 93,500 warrants to purchase common stock at $1.25.

(9) Nancy Main is the natural person with voting and investment control over securities held by St. Cloud Investments, Ltd. which, on October 19, 2005, paid $1,000,000 and received 1,000,000 shares of common stock and 500,000 warrants to purchase common stock at $1.25.

(10) Jonathan Glaser is the natural person with voting and investment control over securities held by JMG Capital Partners, Ltd. which, on October 19, 2005, paid $900,000 and received 900,000 shares of common stock and 450,000 warrants to purchase common stock at $1.25.

(11) Jonathan Glaser is the natural person with voting and investment control over securities held by JMG Triton Offshore Fund, Ltd. which on October 19, 2005, paid $900,000 and received 900,000 shares of common stock and 450,000 warrants to purchase common stock at $1.25.

(12) J. Steven Emerson paid $200,000 in respect of 200,000 shares of series A preferred stock in a private placement on May 4, 2004. The preferred stock was converted into 200,000 shares of common stock on May 5, 2005. Mr. Emerson, on October 19, 2005, paid $800,000 and received 800,000 shares of common stock and warrants to purchase common stock at $1.25.

(13) Karim Souki is the natural person with voting and investment control over securities held by BSR Investments Ltd., which paid $200,000 in respect of 200,000 shares of series A preferred stock in a private placement that we completed on October 18, 2004. The preferred stock was converted into 200,000 shares of common stock on May 5, 2005. After Union Finance International, Ltd. transferred its $333,000 secured demand promissory note, including principal and interest on October 11, 2005, BSR Investments Ltd. then, on October 19, 2005 converted the entire amount of principal and interest due of $347,816 into 347,816 shares of common stock and 173,908 warrants to purchase common shares at $1.25 per share.

SHARES EXCHANGED FOR UNSECURED ADVANCES PAYABLE

We received unsecured, non-interest bearing monetary advances from Alan Finkelstein, Luc Berthoud and Bradley Ross for working capital purposes in 2001 and 2002. On June 22, 2004, we issued 275,000 shares of series A preferred stock in a conversion of these unsecured advances payable in the following amounts:

135,000 shares to Bradley Ross; 75,000 shares to Alan Finkelstein; and 65,000 shares to Luc Berthoud. This conversion was made at $1.00 per share. On May 5, 2005, the 275,000 shares of series A preferred stock were converted into 275,000 shares of common stock. As of December 31, 2004, there were no advances payable to any related party. Advances payable for the years ended December 31, 2003 and December 31, 2004, including the highest dollar amounts owed, were $75,000 and $0 to Alan Finkelstein, $65,000 and $0 to Luc Berthoud, and $135,000 and $0 to Bradley Ross, respectively.

UNITS EXCHANGED FOR DEFERRED SALARIES

We deferred salaries for two of our executive officers, Alan Finkelstein and Bennet Price-Lientz Tchaikovsky, and two of our other employees from January 1, 2005 through September 30, 2005. On October 19, 2005 Alan Finkelstein elected to convert the entire gross amount of deferred salary owed to him of $37,500, resulting, after payroll taxes, in $26,250 that was converted to units that consisted of 26,250 shares of common stock and 13,125 warrants to purchase common stock at $1.25 per share. On October 19, 2005 Bennet Price-Lientz Tchaikovsky elected to convert the entire amount of gross deferred salary owed to him of $52,500, resulting, after payroll taxes, in $35,000 that was converted to units that consisted of 35,000 shares of common stock and 17,500 warrants to purchase common stock at $1.25, simultaneously, Bennet Price-Lientz Tchaikovsky paid the company an additional $17,500 and received 17,500 units that consisted of 17,500 shares of common stock and 8,750 warrants to purchase common stock at $1.25. Two other employees collectively were owed $28,500 in aggregate deferred salary. Of this $28,500 aggregate deferred salary amount, $14,000 was converted, resulting, after payroll taxes in $9,500 that was converted to units that consisted of 9,500 shares of common stock and 4,750 warrants to purchase common stock at $1.25.

UNITS EXCHANGED FOR ACCOUNTS PAYABLE

On October 19, 2005, Alan Finkelstein exchanged $75,000 of indebtedness owed to him into units whereby Alan Finkelstein received 75,000 shares of common stock and 37,500 warrants to purchase common stock at a rate of $1.25 per share. On October 19, 2005, George Hoover personally assumed $50,000 of indebtedness the company owed to Blakely Sokoloff Taylor & Zafman, a firm where George Hoover is a partner in, and converted the $50,000 of indebtedness into units whereby George Hoover received 50,000 shares of common stock and 25,000 warrants to purchase common stock at $1.25. On October 19, 2005, Auriemma Consulting Group, Inc., converted $10,000 of indebtedness owed into units whereby Auriemma Consulting Group, Inc. received 10,000 shares of common stock and 5,000 warrants to purchase common stock at $1.25. Auriemma Consulting Group, Inc. subsequently transferred the shares of common stock and warrants to three individuals, none of which are affiliated with us.

UNITS EXCHANGED FOR LOANS FROM PRINCIPAL STOCKHOLDERS

On October 11, 2005 Union Finance International, Ltd. transferred its $333,000 secured demand promissory note, including principal and interest, to BSR Investments Ltd. On October 19, 2005, BSR Investments, Ltd. converted the entire amount of principal and interest due of $347,816 into 347,816 shares of common stock and 173,908 warrants to purchase common shares at $1.25 per share.

GUARANTEES

On May 24, 2004, Alan Finkelstein, Bradley Ross and Luc Berthoud each provided personal guarantees for our bank loans with City National Bank. See the section entitled "Management's Discussion and Analysis" for a more detailed description of the bank loans. The amount of each personal guarantee was $246,128, respectively. All loans owed to City National Bank were repaid on October 19, 2005.

As of January 5, 2003, Alan Finkelstein guaranteed our sublease for all rents and other sums payable under the sublease, including monthly base rent at $2,568 and 15.03% of any additional rents or other charges due from sublessor to master landlord.

On November 30, 2004, Alan Finkelstein provided a personal guarantee for our capital lease with CNC Associates, Inc. for production equipment. The amount of the personal guarantee was $27,686.

In June 2005, Bradley Ross provided a personal guarantee for any bank overdraft in our account with City National Bank. The guarantee was lifted when the company completed interim bridge financing by issuing secured demand promissory notes on August 31, 2005.

SUBLEASE AND RELATIONSHIP WITH BEMEL & ROSS

The sublessor of our office space is Bemel & Ross, of which one of our significant stockholders, Bradley Ross, is a partner. We previously were a client of Bemel & Ross and paid them a monthly fee of $2,000 for bookkeeping services. We paid Bemel & Ross $38,000 in 2004 and $0 as of December 31, 2005 for services rendered.

CONSULTING SERVICES

We paid Forest Finkelstein $7,500 in 2004 and $210,833 in 2005 for services rendered to us. Forest Finkelstein is the son of Alan Finkelstein. Forest has provided and continues to provide client relations services, market research and website development services for us. Through June 30, 2004, Forest's compensation was $8,333 per month. Commencing in July 2004, we agreed to pay Forest $2,500 per month. On August 30, 2005, the Board of Directors elected to give Forest an additional payment for services in the amount of $32,083 as well as authorizing his monthly consulting fee to be increased to $7,083 per month beginning August 1, 2005. On October 19, 2005, Forest directed the company to pay $187,000 of the amount owed to him to purchase 187,000 shares of common stock and 93,500 warrants pursuant to the financing that was completed on October 19, 2005. See "Executive Compensation" for more detail on services provided by Alan Finkelstein.

ACCOUNTS PAYABLE

We have received services that are non-interest bearing with no maturity dates from related parties. Accounts payable, related parties for the years ended December 31, 2005 and December 31, 2004 consisted of $0 and $128,333 owed to Forest Finkelstein, $10,000 and $75,000 owed to Alan Finkelstein, and $0 and $2,317 owed to Bemel & Ross, a certified public accounting firm that Bradley Ross is a partner in. The highest balances of accounts payable, related parties during the years ended December 31, 2005 and December 31, 2004 was $187,083 owed to Forest Finkelstein, $150,000 owed to Alan Finkelstein and $32,000 owed to Bemel & Ross. The $150,000 owed to Alan Finkelstein and the $32,000 owed to Bemel & Ross were paid in June of 2004. Additionally, $2,500 of the $187,083 balance owed to Forest Finikelstein was paid in October 2004. Shortly prior to and after the completion of our financing, we paid all amounts owed to the aforementioned related parties. We do not anticipate having significant open balances with these related parties in the future.

LEGAL SERVICES

Since our inception, the law firm of Blakely Sokoloff Taylor & Zafman, LLP
(BSTZ) acted as our outside legal counsel on intellectual property matters. George Hoover, a director of InCard, serves as a partner of BSTZ. Aggregate fees billed to us by BSTZ for legal services rendered during fiscal years 2005 and 2004 were $175,822 and $164,342, respectively. As of December 31, 2005 we owed BSTZ $5,000 for services rendered to us. This amount is included in our Accounts Payable related parties on December 31, 2005. The balance payable to BSTZ is non-interest bearing and is payable on demand. On October 19, 2005, George Hoover personally assumed $50,000 of indebtedness the company owed to Blakely Sokoloff Taylor & Zafman, a firm where Mr. Hoover is a partner in, and converted the $50,000 of indebtedness into units whereby Mr. Hoover received 50,000 shares of common stock and 25,000 warrants to purchase common shares at $1.25.

LOANS FROM PRINCIPAL STOCKHOLDERS

In March 2005, we obtained loans in the form of secured demand promissory notes from two principal stockholders totaling $500,000. One of the lenders was Union Finance International, Corp, a company that Karim Souki is a director of. Union Finance International Corp. loaned us $333,000 on March 31, 2005 while Bristol Investment Fund, Ltd. loaned us $167,000 on March 30, 2005 for the combined total of $500,000. Each note bears interest at an 8% annual rate. On October 11, 2005, Union Finance International Corp. transferred the secured demand promissory note to BSR Investments, Ltd. On October 19, 2005, BSR Investments, Ltd. converted the entire amount of principal and interest due of $347,816 into 347,816 shares of common stock and 173,908 warrants to purchase common shares at $1.25 per share. On October 20, 2005, we repaid the entire principal and interest amount due of $174,504 to Bristol Investment Fund, Ltd.

On August 31, 2005, we obtained loans in the form of secured demand promissory notes from a significant stockholder and another stockholder totaling $200,000. One of the lenders was Bradley Ross, a significant stockholder of InCard, loaned us $150,000 and Rodger Bemel, another stockholder of InCard, loaned us $50,000 for a combined total of $200,000. Each note bears interest at an 8% annual rate. On October 19, 2005 we repaid the principal amounts owed to Mr. Bemel & Mr. Ross.

OPTIONS GRANTS TO DIRECTORS AND EXECUTIVE OFFICERS

We have granted options to purchase common stock to our directors and officers. Please see "Management--Director Compensation" and "Executive
Compensation"--"Option Grants to Executive Officers in 2005."

EMPLOYMENT AGREEMENTS

See "Executive Compensation--Employment Arrangements."

INDEMNIFICATION

Our amended and restated certificate of incorporation and our bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law.

ITEM 13 - EXHIBITS

The exhibits listed in the Exhibit Index are filed as a part of this report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors, Singer Lewark Greenbaum and Goldstein, LLP ("SLGG"), during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

ACCOUNTING FEES
                                                 Fiscal Years
                                          -------------------------
                                             2004           2005
                                          ----------     ----------
     Audit Fees(1)                           $53,621       $122,634
     SB-2 Fees(2)                             24,574         29,681
     Tax Fees(3)                                  --         10,760
     Other(4)                                  2,951         13,166
                                          ----------     ----------
     Total                                   $81,145       $176,301
                                          ==========     ==========
-----------
(1) These are fees for professional services performed by SLGG for the audits of our annual financial statements, included in our annual report on Form 10-KSB, review of financial statements included in our quarterly reports on Form 10-QSB, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) These are fees for professional services performed by SLGG for the review of our SB-2 registration statements.

(3) Consists of professional services performed by SLGG with respect to tax compliance.

(4)   Consists of incidental expenses relating to (1) through (3) above.


                       INNOVATIVE CARD TECHNOLOGIES, INC.

                                    CONTENTS

                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets...............................................F-3

   Consolidated Statements of Operations.....................................F-4

   Consolidated Statements of Shareholders' Equity (Deficit).................F-5

   Consolidated Statements of Cash Flows...............................F-6 - F-7

   Notes to Consolidated Financial Statements.........................F-8 - F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Innovative Card Technologies, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Innovative Card Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Card Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 7, 2006

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

                                                           December 31,   December 31,
                                                               2005           2004
ASSETS                                                     ------------   ------------
CURRENT ASSETS
   Cash and cash equivalents                               $  3,277,532   $    541,784
   Prepaids and other current assets                             11,773         41,431
   Accounts receivable                                           18,297          3,315
   Deposits on raw materials for production                     100,000           --
   Raw materials held for production                            172,497           --
                                                           ------------   ------------
     Total current assets                                     3,580,099        586,530
PROPERTY AND EQUIPMENT, NET                                     241,264         42,443
                                                           ------------   ------------

Total assets                                               $  3,821,363   $    628,973
                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable and accrued expenses                 $    252,806   $    157,254
     Notes payable                                                 --          648,270
     Accounts payable - related parties                          15,000        373,980
     Short term portion of capital lease                          9,331          8,627
     Deferred revenue                                            37,143         40,485
                                                           ------------   ------------

     Total current liabilities                                  314,280      1,228,616
                                                           ------------   ------------
LONG TERM LIABILITIES

     Long term portion of capital lease                           8,355         17,686
                                                           ------------   ------------
Total liabilities                                               322,635      1,246,302
                                                           ------------   ------------

SHAREHOLDERS' EQUITY (DEFICIT)

   Preferred stock $0.001 par value, 5,000,000 shares
        Authorized, 0 (unaudited) and 2,843,500

        shares issued and outstanding                              --            2,844
   Common stock $0.001 par value, 50,000,000 shares
        Authorized, 17,964,566 and 8,050,000
        shares issued and outstanding                            17,965          8,050
   Additional paid-in capital                                10,347,710      3,673,715
   Accumulated deficit                                       (6,866,947)    (4,301,939)
                                                           ------------   ------------

     Total shareholders' equity (deficit)                     3,498,728       (617,330)
                                                           ------------   ------------

     Total liabilities and shareholders' equity (deficit)  $  3,821,363   $    628,973
                                                           ============   ============

The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                 Year Ended         Year Ended
                                                December 31,       December 31,
                                                    2005               2004
                                                ------------       ------------
Revenues                                        $     21,460       $     51,039
Cost of Goods Sold                                     9,865               --
                                                ------------       ------------
Gross Margin                                          11,595             51,039

Operating expenses

   Administrative                                  1,178,398            667,854
   Consulting Fees                                    85,000            125,224
   Professional Fees                                 445,913            338,830
   Research and development                          827,354            513,954
                                                ------------       ------------

Total operating expenses                           2,536,665          1,645,862
                                                ------------       ------------

Loss from operations                              (2,525,070)        (1,594,823)
                                                ------------       ------------
Other income (expense)

   Interest income                                     6,055                  1
   Interest expense                                  (43,593)           (26,918)
                                                ------------       ------------

Total other income (expense)                         (37,538)           (26,917)
                                                ------------       ------------

Loss before provision
 for income taxes                                 (2,562,608)        (1,621,740)
                                                ------------       ------------
Provision for income taxes                            (2,400)             (--)
                                                ------------       ------------
Net loss                                        $ (2,565,008)      $ (1,621,740)
                                                ------------       ------------

Basic and diluted loss per share                $      (0.23)      $      (0.25)
                                                ============       ============
Weighed-average
 common shares outstanding                        11,341,702          6,445,738
                                                ============       ============

The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                    Series A Preferred
                                           Stock                    Common Stock          Additional
                                --------------------------   --------------------------    Paid-in       Accumulated
                                   Shares        Amount         Shares        Amount       Capital         Deficit         Total
                                ------------  ------------   ------------  ------------  ------------   ------------   ------------
Balance, December 31, 2003              --    $       --        2,000,000  $      2,000  $    768,484   $ (2,680,199)  $ (1,909,715)
Sale of Preferred Stock            2,568,500         2,569           --            --       2,565,931           --        2,568,500
Conversion of
  advances payable-
   Related parties into
   Series A Preferred Stock          275,000           275           --            --         295,350           --          295,625
Issuance of Common Stock to
   related Parties for assets           --            --        5,500,000         5,500        (5,500)          --             --
Sale of Common Stock with
   detachable warrants                  --            --          500,000           500        49,500           --           50,000
Issuance of common stock for
   offering costs                       --            --           50,000            50        49,950           --           50,000
Offering costs                          --            --             --            --         (50,000)          --          (50,000)
Net loss                                --            --             --            --            --       (1,621,740)    (1,621,740)
                                ------------  ------------   ------------  ------------  ------------   ------------   ------------
Balance,
  December 31, 2004                2,843,500         2,844      8,050,000         8,050     3,637,715     (4,301,939)      (617,330)
                                ------------  ------------   ------------  ------------  ------------   ------------   ------------
Conversion of
  Series A Preferred
     Stock to Common Stock,
     May 5, 2005                (2,843,500)         (2,844)     2,843,500         2,844          --             --             --
Issuance of units whereby
  each unit represents one
  share of Common Stock
  and 1/2 share of detachable
  warrant                                                       7,071,066         7,071      7,063,995                    7,071,066
Offering costs                          --            --             --            --        (390,000)          --         (390,000)
Net loss                                --            --             --            --            --       (2,565,008)    (2,565,008)
                                ------------  ------------   ------------  ------------  ------------   ------------   ------------
Balance, December 31, 2005              --    $       --       17,964,566  $     17,965  $ 10,347,710   $ (6,866,947)  $  3,498,728
                                ============  ============   ============  ============  ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                  For the Years Ended
                                                                      December 31,
                                                             -----------------------------
                                                                 2005             2004
                                                             -----------       -----------
Cash flows from operating activities
   Net loss                                                  $(2,565,008)      $(1,621,740)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                             78,009             7,255
        (Increase) decrease in
             Accounts receivable                                 (14,982)           10,330
             Prepaid expenses and other current assets            29,658           (36,434)
             Deposits on raw materials for production           (100,000)               --
             Raw materials held for production                  (172,497)               --
        Increase (decrease) in
             Accounts payable and accrued expenses               176,302            (4,595)
             Accounts payable - related parties                 (233,980)           10,398
             Deferred revenue                                     (3,343)          (29,515)
                                                             -----------       -----------
Net cash provided by (used) in operating activities           (2,805,841)       (1,664,301)
                                                             -----------       -----------
Cash flows from investing activities
        Loan receivable- employee                                     --             8,093
        Purchase of property and equipment                      (276,833)           (5,788)
                                                             -----------       -----------
Net cash provided by (used) in investing activities             (276,833)            2,305
                                                             -----------       -----------
Cash flows from financing activities
        Proceeds from notes payable                                   --           246,128
        Repayment of notes payable                              (648,270)         (696,379)
        Proceeds from October 19, 2005 unit offering           6,517,500                --
        Offering costs                                          (390,000)               --
        Proceeds from series A preferred stock offering               --         2,568,500
        Proceeds from common stock offering                           --            50,000
        Proceeds from notes payable related parties              650,000                --
        Proceeds from demand notes payable                        50,000                --
        Repayment of demand notes payable related parties       (317,000)               --
        Repayment of demand notes payable                        (50,000)               --
        Interest payable related parties                          23,944             4,125
        Interest paid on demand notes payable related parties     (9,128)               --
        Interest payable on demand notes payable                     542                --
        Interest paid on demand notes payable                       (542)               --
        Payments on capital lease                                 (8,627)           (6,285)
                                                             -----------       -----------
Net cash provided by financing activities                      5,818,419         2,166,089
                                                             -----------       -----------
Net increase in cash and cash equivalents                      2,735,748          504,093
Cash and cash equivalents, beginning of year                     541,784            37,691
                                                             -----------       -----------
Cash and cash equivalents, end of year                       $ 3,277,532       $   541,784
                                                             ===========       ===========

The accompanying notes are an integral part of these financial statements

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Supplemental disclosures of cash flow

                                                        For the Years Ended
                                                            December 31,
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------

Interest paid                                       $     28,833    $     22,616
                                                    ============    ============
Income tax paid                                     $       --      $       --
                                                    ============    ============

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2004,

o $275,000 of advances payable - related parties was converted into 275,000 shares of series A preferred stock.

o 50,000 shares of common stock valued at $50,000 were issued as offering costs

o The Company acquired property and equipment through capitalized lease obligations of $32,598.

During the year ended December 31, 2005,

o 2,843,500 shares of preferred stock with a par value of $0.001 was converted into 2,843,500 shares of common stock with a par value of $0.001.

o $347,816 of demand notes payable related parties, that included interest, was converted into 347,816 shares of common stock with a par value of $0.001 and 173,908 warrants to purchase common stock at $1.25 per share.

o $125,000 of accounts payable related parties was converted to 125,000 shares of common stock with a par value of $0.001 and 62,500 warrants to purchase common stock at $1.25 per share.

o $92,850 of accounts payable and accrued expenses was converted to 80,750 shares of common stock with a par value of $0.001 and 40,375 warrants to purchase common stock at $1.25 per share.


The accompanying notes are an integral part of these financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Innovative Card Technologies, its wholly owned subsidiary, PSA Co., Lens Card US, LLC and
Lens Card International, (the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

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

                                MAJOR SUPPLIERS

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

The Company obtains the display, a key component for the Company's DisplayCard, from a single source, SmartDisplayer, pursuant to the Company's agreement with SmartDisplayer. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the DisplayCard, delay production of the DisplayCard for up to twelve months and impair the Company's ability to manufacture and sell the DisplayCard.

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

Since their effect would have been anti-dilutive, common stock equivalents of 6,833,133 warrants and 1,585,000 stock options were excluded from the calculation of diluted loss per share for the year ended December 31, 2005. Since their effect would have been anti-dilutive, common stock equivalents of 2,400,000 warrants, 1,275,000 stock options and 2,843,500 shares of Series A Preferred Stock were excluded from the calculation of diluted loss per share for the year ended December 31, 2004.

                                  INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The results of operations presented for the years ended December 31, 2004 are those of LensCard US and LensCard International prior to the transactions with LCC on April 1, 2004. LensCard US is a limited liability company. Accordingly, all federal and state tax responsibilities of this entity are those of the members' individually. LensCard International is a foreign corporation whose income is derived from outside of the United States of America. Pursuant to the Internal Revenue Code Section 871, LensCard International is not subject to taxation in the United States of America. Therefore, a tax provision for LCC for these dates is not presented.

The effective tax rate differs from the statutory tax rate primarily as a result of the pre-merger LLC activity as discussed above and the change in the valuation allowance account.

The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At December 31, 2005, the Company has approximately $4,103,000 and $4,170,000 in federal and state loss carryforwards available to offset taxes through December 31, 2025 and 2011, respectively.

The Company's deferred tax asset at December 31, 2005 of $1,293,000 consists of loss carryforwards, state taxes, and deferred revenue and has been offset entirely by a valuation allowance. The valuation allowance account has been increased by $824,000 during the year ended December 31, 2005.

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

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision to FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 23, "Accounting for Stock Issued to Employees." This Statement establishes standards for the accounting for transactions in which an entity exchanges it equity instructions for goods or services, It also addresses transactions in which an entity incurs liabilities in exchange for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Adoption of SFAS No. 123R will have a significant impact on the financial statements through the expensing of stock option grants.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assests and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instrumnets to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 3 - RAW MATERIALS HELD FOR PRODUCTION

Deposits for raw materials for production at December 31, 2005 consisted of the following and is stated at the amount deposited:

                                                   December 31,
                                                       2005
                                                   ------------

Deposits on raw materials for production
  (display component)                              $    100,000
Work in progress                                           --
Finished Goods                                             --
                                                   ------------
   TOTAL                                           $    100,000
                                                   ============

NOTE 4 - RAW MATERIALS HELD FOR PRODUCTION

Raw materials held for production at December 31, 2005 consisted of the following and is stated at the lower cost or market:

                                                   December 31,
                                                       2005
                                                   ------------

Raw materials held for production
  (battery component)                              $    172,497
Work in progress                                           --
Finished Goods                                             --
                                                   ------------
   TOTAL                                           $    172,497
                                                   ============

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and December 31, 2004 consisted of the following:

                                                  December 31,     December 31,
                                                      2005             2004
                                                  ------------     ------------

Computer equipment                                $     16,939     $      9,808
Office equipment                                         8,168            8,168
Furniture and fixtures                                  18,270           18,270
Production equipment, capital lease                     32,598           32,598
Leasehold improvements                                   5,610            5,610
Production equipment                                   269,698               --
                                                  ------------     ------------
                                                       351,283           74,454

Less accumulated depreciation and amortization        (110,019)         (32,011)
                                                  ------------     ------------
   TOTAL                                          $    241,264     $     42,443
                                                  ============     ============

NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation and amortization expense was $78,009 and $7,255, for the years ended December 31, 2005 and 2004, respectively.

NOTE 6 - NOTES PAYABLE

On October 30, 2002, the Company entered into a note payable with a financial institution in exchange, for an aggregate borrowing limit of $450,000. Of the $450,000, $350,000 was received during the 12 months ended December 31, 2002 while $100,000 was received during the 12 months ended December 31, 2003. The loan was repaid on May 24, 2004. The balance of the note payable beared interest at a rate of 4.0% per annum through the date of renewal, and 1.8% per annum thereafter. As of December 31, 2005 the outstanding balance on the note payable was $0. The Company has no further borrowing capacity under this agreement.

On April 22, 2003, the Company entered into a second note payable with the same financial institution in exchange for gross proceeds of $150,000. The second note was been renewed through April 30, 2006. The balance of the note payable beared interest at 1.8% per annum through the date of renewal, and 4.1% per annum thereafter. The loan was repaid on October 19, 2005. As of December 31, 2005 the outstanding balance on the note payable was $0. The Company has no further borrowing capacity under this agreement.

On July 16, 2003, the Company entered into a third note payable with the same financial institution in exchange for gross proceeds of $150,000. The third note was renewed through April 30, 2006. The balance of the note payable beared interest at 1.8% per annum through the date of renewal, and 3.1% per annum thereafter. The loan was repaid on October 19, 2005. As of December 31, 2005 the outstanding balance on the note payable was $0. The Company has no further borrowing capacity under this agreement.

On September 24, 2003, the Company entered into a fourth note payable with the same financial institution in exchange for gross proceeds of $150,000. The fourth note was renewed through April 30, 2006. The balance of the note payable beared interest at 1.8% per annum through the date of renewal, and 2.7% per annum thereafter. As of December 31, 2005 the outstanding balance on the note payable was $0. The Company has no further borrowing capacity under this agreement.

On December 30 2003, the Company entered into a fifth note payable with the same financial institution in exchange for gross proceeds of $200,000. The fifth note matured on March 15, 2004 and was paid in full on May 24, 2004. The balance of the note payable beared interest at a rate of 4.0% per annum. As of December 31, 2005 the outstanding balance on the note payable was $0. The Company has no further borrowing capacity under this agreement.

On May 24, 2004, the Company entered into a sixth note payable with the same financial institution in exchange for gross proceeds of $246,128. The sixth note matured on May 31, 2005 and was renewed until July 31, 2005. The balance of the note payable initially beared interest at 4.0% through the date of renewal. The interest rate was subject to change from time to time based on changes in an index which is based on the financial institution's prime rate. The loan was repaid on October 19, 2005. As of December 31, 2005 the outstanding balance on the note payable was $0. The Company has no further borrowing capacity under this agreement.

The first, fifth and sixth notes payable were guaranteed by three stockholders of the Company. The second, third, and fourth notes payable were collateralized by personal certificates of deposit belonging to an officer and a stockholder of the Company. All outstanding principal, plus all accrued, unpaid interest were due on the respective maturity dates. The Company was required to make regular monthly payments of all accrued, unpaid interest due as of each payment date for the second, third and fourth notes payable. For the sixth note payable, the company was required to make two monthly payments of $6,837, subject to any change in the index rate and one final payment of all outstanding principal and accrued interest on July 31, 2005. On October 19, 2005, all outstanding loans were repaid by the Company. As of December 31, 2005, the balances on these notes payable was $0. The Company has no further borrowing capacity under any of these loan agreements.

On August 31, 2005, the Company obtained a loan in the form of secured demand promissory note of $50,000 from Rodger Bemel. The secured demand promissory note created security interests in the Company's assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory note was payable without notice by the demand of Rodger Bemel There is no further borrowing capacity under this secured demand promissory note. On October 19, 2005 the Company repaid the principal amount owed to Rodger Bemel in full. As of December 31, 2005, the balance on this note payable was $0. There is no further borrowing capacity under this secured demand promissory note.

NOTE 7 - PROVISION FOR INCOME TAXES

The effective tax rate differs from the statutory tax rate primarily as a result of the pre-merger LLC activity as discussed above and the change in the valuation allowance account.

The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At December 31, 2005, the Company has approximately $4,103,000 and $4,170,000 in federal and state loss carryforwards available to offset taxes through December 31, 2025 and 2011, respectively.

The Company's deferred tax asset at December 31, 2005 of $1,293,000 consists of loss carryforwards, state taxes, and deferred revenue and has been offset entirely by a valuation allowance. The valuation allowance account has been increased by $824,000 during the twelve months ended December 31, 2005.

NOTE 8 - COMMITMENTS
                                 EQUIPMENT LEASE

On November 30, 2004, the Company entered into a capital lease with CNC Associates, Inc. for the purchase of production equipment. The lease requires minimum monthly payments of $866 and expires on October 31, 2007. The capital lease is personally guaranteed by an officer and stockholder of the Company. Future minimum lease payments, that contain interest, under this capital lease agreement at December 31, 2005 were as follows:

Year Ending
December 31,

   2006                  $ 9,331
   2007                    8,355
                         -------
     TOTAL                17,686

Less interest                121
Less current portion       9,331
                         -------
Long term portion        $ 8,234
                         =======

Equipment under the capitalized lease amounted to $32,598 and the related depreciation expense amounted to $10,463 and $2,173, for the years ended December 31, 2005 and 2004, respectively.

                                      LEASE

The Company subleases its office space under a non-cancelable operating lease agreement from a stockholder. The lease requires minimum monthly payments of $2,568, expired in May 2005, and requires the Company to pay 15.03% of any additional rents and/or charges of any kind due from Bemel & Ross. After expiration, the lease becomes a month to month tenancy cancelable by either party with thirty days notice. The additional rents and/or charges that may be due consist of direct costs passed through the master landlord to Bemel & Ross. The direct costs are based on operating costs during the calendar year ending December 31, 2003, or the base year. Thereafter, if the direct costs in a subsequent year exceed the direct costs in the base year, the master landlord bills Bemel & Ross its proportionate share of the excess of direct costs, which may include tax costs related to real estate and/or costs and expenses incurred by the master landlord in connection with common areas of the building, the parking structure or the cost of operating the building. Through December 31, 2005, Bemel & Ross has charged the Company for additional rents and/or charges in the amount of $6,694. Future minimum lease payments under this operating lease agreement at December 31 are $0.

Rent expense was, $37,040 and $33,313 for the years ended December 31, 2005 and 2004, respectively.

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

                              EMPLOYMENT AGREEMENT

The Company has entered into an Employment Agreement with an officer for the term of three years, commencing January 1, 1998 and ending, unless terminated earlier, on January 1, 2000; however, on each anniversary date of the Agreement, a year is added automatically to the term. As of December 31, 2005, the termination date is December 31, 2006. The officer earns $16,667 as a monthly salary.

NOTE 9 - SHAREHOLDERS' DEFICIT

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

                                  COMMON STOCK

During the year ended December 31, 2004, the Company completed the following:

o On June 28, 2004, LCC issued 50,000 shares of common stock at a price per share of $1.00 as payment for legal services.

During the year ended December 31, 2005, the Company completed the following:

On October 19, 2005, the Company issued 7,071,066 shares of common stock and 4,433,133 warrants to purchase common stock at a price of $1.00 per Unit to a number of investors pursuant to a private placement for total gross proceeds of $6,517,500 and the conversion of $571,066 of indebtedness.

                                    WARRANTS

The following summarizes the warrant transactions:

                                                   Warrants     Weighted-Average
                                                 Outstanding     Exercise Price
                                              ----------------  ----------------
Outstanding,
   December 31, 2003                                        --                --
   Granted December 31, 2004                         2,400,000  $           1.00

Outstanding,
   December 31, 2004                                 2,400,000  $           1.00
   Granted during 2005                               4,433,133  $           1.25

Outstanding, December 31, 2005                       6,833,133  $           1.16

Exercisable, December 31, 2005                       6,833,133  $           1.16

The weighted-average fair value of the warrants granted during the twelve months ended December 31, 2005 for which the exercise price equals the market price on the grant date was $1.00, and the weighted-average exercise price was $1.16. No warrants were granted during the twelve months ended December 31, 2005 for which the exercise price was less than or greater than the market price on the grant date. The weighted-average remaining contractual life of the 2,400,000 warrants with a weighted average exercise price of $1.00 as of December 31, 2005 is nine months while the weighted-average remaining contractual life of the 4,433,133 warrants with a weighted average exercise price of $1.25 as of December 31, 2005 is 30 months.

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

The 2004 Stock Incentive Plan will automatically terminate on August 5, 2014, unless it terminates sooner because all shares available under the Plan have been issued or all outstanding options terminate in connection with a change of control. In addition, the Board of Directors has the authority to amend the 2004 Stock Incentive Plan provided this action does not impair the rights of any participant. As of December 31, 2004, 1,275,000 incentive stock options were issued under the Plan, however, no non-statutory stock options, restricted stock, stock appreciation rights or performance shares have been granted under the Plan. On October 12, 2004, we granted to employees, officers, directors and consultants options to purchase 1,275,000 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2004, 940,000 shares are available for grant under the 2004 Stock Incentive Plan. No compensation cost was recognized for the year ended December 31, 2004 as no stock options were exercised.

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

Stock options - A summary of stock option activity and weighted average exercise prices for the year ended December 31, 2005 and year ended December 31, 2004 is as follows:

                                      2005                        2004
                                     Shares    Exercise Price    Shares    Exercise Price
                                   ----------  --------------  ----------  --------------
Outstanding,
  beginning of year                 1,275,000  $         1.00        --    $         --
Granted                               350,000            1.00   1,275,000  $         1.00
                                   ----------  --------------  ----------  --------------
Outstanding,
  at December 31, 2005 and
  December 31, 2004, respectively   1,625,000  $         1.00   1,275,000  $         1.00
                                   ==========  ==============  ==========  ==============
Exercisable,
  at December 31, 2005 and
  December 31, 2004, respectively     510,000  $         1.00     285,000  $         1.00

The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2005:

                                 Outstanding                             Exercisable

                                       Weighted
                                        Average
                                       Remaining       Weighted                   Weighted
                                      Contractual       Average                    Average
Range of Exercise Price     Shares    Life (years)   Exercise Price   Shares    Exercise Price
-----------------------    ---------  ------------  ---------------  ---------  ---------------
$1.00                      1,585,000             8  $          1.00    510,000  $          1.00
                           ---------  ------------  ---------------  ---------  ---------------
                           1,585,000             8  $          1.00    510,000  $          1.00
                           =========  ============  ===============  =========  ===============

NOTE 10 - RELATED PARTY TRANSACTIONS

                       ADVANCES PAYABLE - RELATED PARTIES

Advances payable - related parties at December 31, 2005 and December 31, 2004 consisted of unsecured advances that were made to the Company for working capital purposes that were originally advanced to the company in 2001 and 2002. The related parties that advanced the funds to the Company were Luc Berthoud, Bradley Ross, and Alan Finkelstein. The unsecured advances were non-interest-bearing and payable upon demand. Luc Berthoud, Bradley Ross and Alan Finkelstein converted their $275,000 in advances owed to them by the company into 275,000 shares of Series A Preferred Stock on June 22, 2004.

                       ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at December 31, 2005 consisted of amounts due for legal and expense reimbursement and were $15,000. As of December 31, 2005, $5,000 is owed to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm which, the Company's director, George Hoover, is a partner in and $10,000 is owed to Alan Finkelstein, a related party. The amount is currently due to BSTZ and Alan Finkelstein.

                              CONSULTING AGREEMENTS

The Company entered into Consulting Agreements with Alan Finkelstein and Forest Finkelstein, both of whom are related parties. For Alan Finkelstein, during the years ended December 31, 2005 and 2004, the Company paid $0 and $225,000 ($75,000 of which related to services performed in 2003) respectively. For Forest Finkelstein, during the years ended December 31, 2005 and 2004, the Company paid $213,333 and $7,500, respectively.

                               ACCOUNTING SERVICES

Bradley Ross, one of the Company's stockholders, is a partner in a certified public accounting firm, Bemel & Ross, which has provided accounting and tax services to the Company. During the years ended December 31, 2005 and 2004, the Company paid $0 and $38,000, respectively, to this entity for services rendered.

                     DEMAND NOTES PAYABLE - RELATED PARTIES

In March 2005, the Company obtained loans in the form of secured demand promissory notes totaling $500,000 from Bristol Investment Fund, Ltd. and Union Finance International, Corp. Union Finance International Corp. who loaned the Company $333,000 on March 31, 2005 while Bristol Investment Fund, Ltd. loaned the Company $167,000 on March 30, 2005 for the combined total of $500,000. The secured demand promissory notes created security interests in the company's assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes were payable without notice by the demand of Union Finance International Corp. or Bristol Investment Fund, Ltd. There was no further borrowing capacity under both of the secured demand promissory notes. On October 11, 2005, Union Finance International Corp. transferred its $333,000 loan plus interest to BSR Investments, Ltd. On October 19, 2005, BSR Investments, Ltd. Converted the loan plus interest totaling $347,816 into 347,816 shares of common stock and 173,908 warrants to purchase common stock at $1.25. On October 20, 2005 the loan, including interest, amounting to $174,504 obtained from Bristol Investment Fund, Ltd. was repaid. As of December 31, 2005, the Company owed Bristol Investment Fund, Ltd. and BSR Investments, Ltd. $0 relating to these secured demand promissory notes.

On August 31, 2005, the Company obtained a loan in the form of a secured demand promissory notes of $150,000 from Bradley Ross. The secured demand promissory notes create security interests in the Company's assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory note was payable without notice by the demand of Bradley Ross. There was no further borrowing capacity under both of the secured demand promissory notes. On October 19, 2005 the Company repaid the principal amounts owed to Bradley Ross. As of December 31, 2005, the Company owed Bradley Ross $0 relating to this secured demand promissory note.

                                 LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a director of the Company, is a partner in. During the year ended December 31, 2005 and 2004, the Company paid $175,822 and $154,308 respectively, to this entity for legal services rendered.

NOTE 11 - SUBSEQUENT EVENTS (UNAUDITED)

On March 1, 2006, the Company received $50,000 as a result of a warrant holder exercising 50,000 warrants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INNOVATIVE CARD TECHNOLOGIES, INC.



                                   By: /s/ Bennet Price-Lientz Tchaikovsky
                                   ---------------------------------------
                                   Bennet Price-Lientz Tchaikovsky
                                   Chief Financial Officer

                                   Dated: March 17, 2006

                                POWER OF ATTORNEY

      KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Finkelstein and Bennet Price-Lientz Tchaikovsky and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                         Title                                    Date
-------------------------    -------------------------------------    -----------------
/s/ Alan Finkelstein         President, Chief Executive Officer       March 17, 2006
-------------------------    and Director(Principal
Alan Finkelstein             Executive Officer)

/s/ Bennet Price-Lientz
    Tchaikovsky              Chief Financial Officer (Principal       March 17, 2006
-------------------------    Financial and Accounting Officer)
Bennet Price-Lientz
Tchaikovsky

/s/ John A. Ward, III         Non-Executive Chairman of the Board     March 17, 2006
-------------------------
John A. Ward, III

/s/ Donald Joyce              Director                                March 17, 2006
-------------------------
Donald Joyce

/s/ George Hoover            Director                                 March 17, 2006
-------------------------
George Hoover

                                  EXHIBIT INDEX

2.1** Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2** Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3** Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4** Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1** Amended and Restated Certificate of incorporation of the registrant, as currently ineffect

3.2** Amended and Restated Bylaws of the registrant, as currently in effect

10.1**      2004 stock incentive plan

10.2** Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd., #2160, Los Angeles, California 90025, dated January 5, 2003

10.3** Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4***     Form of common stock warrant, as amended on September 7, 2005.

10.5** Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a)**   Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6** Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7** Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8** Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9** Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10** Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004 10.11** Promissory note (loan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12** Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24, 2004

10.13** Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14** Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15** Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16**     Offer letter between registrant and Murdoch Henretty dated July 28,
            2004

10.17** Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18+** Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19** Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20** Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21** Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22+**      Guaranty between Alan Finkelstein and CNC Associates, Inc. dated
            November 30, 2004

10.23** Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24** Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25** Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26** Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27+ Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28+ Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29*****  Form of Lock-Up agreement by and between registrant's directors and executive officers pursuant to the private placement dated October 19, 2005

10.30****   Form of Warrant pursuant to private placement dated October 19, 2005

10.31****   Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32*****  Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19,
            2005

10.33****** Letter of Intent by and between VASCO Data Security, nCryptone and
            Registrant, dated October 28, 2005.

14          Code of Ethics

21.1**      List of subsidiaries

24.1*****   Power of attorney (See signature page to Form 10-KSB)

31.1 Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32 Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

--------

** Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.

*** Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.

**** Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.

***** Previously filed by the registrant on Form SB-2 (File No. 333-129564 with the Securities and Exchange Commission on November 8, 2005.

****** Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.