Form 10QSB
period 2006-03-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2006-05-11
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                        Commission File Number: 000-51260

                       INNOVATIVE CARD TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)


               Delaware                               90-0249676
   (State or Other jurisdiction of                   (IRS Employer
    incorporation or organization)                Identification No.)


  11601 Wilshire Boulevard, Suite 2160                    90025
----------------------------------------                ----------
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

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 27, 2006: 18,214,566 shares

Transitional Small Business Disclosure Format: Yes |_| No |X|

                       INNOVATIVE CARD TECHNOLOGIES, INC.

                               INDEX TO FORM 10QSB

                          PART I FINANCIAL INFORMATION

Item 1.     Financial Statements                                            PAGE

            Consolidated Balance Sheets at March 31, 2006 (unaudited)
            and December 31, 2005                                             3

            Consolidated Statements of Operations for the three month
            periods ended March 31, 2006 and March 31, 2005 (unaudited)       4

            Consolidated Statements of Stockholders' Equity (unaudited)       5

            Consolidated Statements of Cash Flows for the three month
            periods ended March 31, 2006 and March 31, 2005 (unaudited)       6

            Notes to Unaudited Consolidated Financial Statements              8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              18

Item 3.     Controls and Procedures                                          27

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                27

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      27

Item 3.     Defaults Upon Senior Securities                                  27

Item 4.     Submission of Matters to a Vote of Security Holders              27

Item 5.     Other Information                                                27

Item 6.     Exhibits and Reports on Form 8-K                                 28

            SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 2005 AND MARCH 31, 2006 (UNAUDITED)

                                                              March 31,
                                                                 2006                  December 31,
ASSETS                                                       (unaudited)                   2005
                                                             ------------              ------------
CURRENT ASSETS
   Cash and cash equivalents                                 $  2,604,078              $  3,277,532
   Prepaids and other current assets                               11,957                    11,773
   Accounts receivable                                                 --                    18,297
   Deposits on raw materials held for production                  123,400                   100,000
   Raw materials held for production                              228,917                   172,497
                                                             ------------              ------------
     Total current assets                                       2,968,352                 3,580,099
PROPERTY AND EQUIPMENT, NET                                       248,452                   241,264
                                                             ------------              ------------
Total assets                                                 $  3,216,804              $  3,821,363
                                                             ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                   $    266,025              $    252,806
     Accounts payable - related parties                            44,471                    15,000
     Short term portion of capital lease                            9,516                     9,331
     Deferred revenue                                              36,892                    37,143
                                                             ------------              ------------
     Total current liabilities                                    356,904                   314,280
                                                             ------------              ------------
LONG TERM LIABILITIES
     Long term portion of capital lease                             5,906                     8,355
                                                             ------------              ------------
Total liabilities                                                 362,810                   322,635
                                                             ------------              ------------

STOCKHOLDERS' EQUITY
   Preferred stock $0.001 par value, 5,000,000 shares
        Authorized, 0 (unaudited) and 0 shares issued
        and outstanding                                                --                        --
   Common stock $0.001 par value, 50,000,000 shares
        Authorized, 18,014,566(unaudited) and
        17,964,566 shares issued and outstanding                   18,015                    17,965
   Additional paid-in capital                                  10,471,410                10,347,710
   Accumulated deficit                                         (7,635,431)               (6,866,947)
                                                             ------------              ------------
     Total stockholders' equity                                 2,853,994                 3,498,728
                                                             ------------              ------------
     Total liabilities and stockholders' equity              $  3,216,804              $  3,821,363
                                                             ============              ============


   The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                                Three Months       Three Months
                                                   Ended              Ended
                                                  March 31,          March 31,
                                                    2006               2005
                                                (unaudited)        (unaudited)
                                                ------------       ------------
Revenues                                        $        250       $      1,626
Cost of Goods Sold                                        --                 --
                                                ------------       ------------
Gross Margin                                             250              1,626

Operating expenses

   Administrative                                    424,926            250,463
   Consulting Fees                                    21,250              7,500
   Professional Fees                                 182,379            134,693
   Research and development                          163,678            268,874
                                                ------------       ------------
Total operating expenses                             792,233            661,530
                                                ------------       ------------
Loss from operations                                (791,983)          (659,904)
                                                ------------       ------------
Other income (expense)

   Interest income                                    24,011                124
   Interest expense                                     (512)            (5,317)
                                                ------------       ------------
Total other income (expense)                          23,499             (5,193)
                                                ------------       ------------
Loss before provision
 for income taxes                                   (768,484)          (665,097)
                                                ------------       ------------
Provision for income taxes                               (--)               (--)
                                                ------------       ------------
Net loss                                        $   (768,484)      $   (665,097)
                                                ------------       ------------
Basic and diluted loss per share                $      (0.04)      $      (0.08)
                                                ============       ============
Weighed-average
 common shares outstanding                        17,981,788          7,992,562
                                                ============       ============


   The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                      Series A Preferred
                                            Stock                    Common Stock         Additional
                                   ------------------------   -------------------------     Paid-in      Accumulated
                                      Shares       Amount        Shares       Amount        Capital        Deficit         Total
                                   -----------  -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2005                  --  $        --    17,964,566   $    17,965   $10,347,710    $(6,866,947)   $ 3,498,728
Exercise of warrants (unaudited)            --           --        50,000            50        49,950             --         50,000
Stock compensation expense
   (unaudited)                              --           --            --            --        73,750             --         73,750
Net loss for the three months
   ended March 31, 2006 (unaudited)         --           --            --            --            --       (768,484)      (768,484)
                                   -----------  -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2006 (unaudited)         --   $       --    18,014,566   $    18,015   $10,471,410    $(7,635,431)   $ 2,853,994
                                   ===========  ===========   ===========   ===========   ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                                               For the Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                 2006             2005
                                                              -----------      -----------
                                                              (unaudited)      (unaudited)
Cash flows from operating activities
   Net loss                                                   $  (768,484)     $  (665,097)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                              24,360            4,287
        Stock compensation expense                                 73,750               --
        (Increase) decrease in
             Accounts receivable                                   18,297               --
             Prepaid expenses and other current assets               (184)        (116,551)
             Deposits on raw materials held for production        (23,400)              --
             Raw materials held for production                    (56,420)              --
        Increase (decrease) in
             Accounts payable and accrued expenses                 13,215           77,727
             Accounts payable - related parties                    29,471           19,895
             Deferred revenue                                        (251)          (1,626)
                                                              -----------      -----------
Net cash used in operating activities                            (689,646)        (681,366)
                                                              -----------      -----------
Cash flows from investing activities
       Purchase of Property and Equipment                         (31,544)              --
                                                              -----------      -----------
Net cash used in investing activities                             (31,544)              --
                                                              -----------      -----------
Cash flows from financing activities
        Gross Repayment from/of notes payable                          --          (20,509)
        Proceeds from exercise of warrants                         50,000               --
        Proceeds from notes payable related parties                    --          500,000
        Interest payable- related parties                              --              183
        Payments on capital lease                                  (2,264)          (2,094)
                                                              -----------      -----------
Net cash provided by financing activities                          47,736          477,580
                                                              -----------      -----------
Net decrease in cash and cash equivalents                        (673,454)        (203,786)
Cash and cash equivalents, beginning of year                    3,277,532          541,784
                                                              -----------      -----------
Cash and cash equivalents, end of period                      $ 2,604,078      $   337,998
                                                              ===========      ===========


    The accompanying notes are an integral part of these financial statements

                       INNOVATIVE CARD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

Supplemental disclosures of cash flow information
        Interest paid                                $      512   $     5,134
                                                     ===========  ===========
        Income tax paid                              $      800   $        --
                                                     ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                       INNOVATIVE CARD TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

COMPANY OVERVIEW

The Company (as defined in Note 3) researches, develops and markets technology-based card enhancements primarily for the credit card market that are designed to enable issuers to improve card functionality, reduce attrition and increase acquisition rates of customers. It commenced sales of its first product, the LensCard, or a card embedded with a small magnifying lens, in 1998. Since 2002, its core focus has been and continues to be on research and development and marketing of its power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. It has devoted a significant majority of its efforts to complete the development of its power inlay technology, initiate marketing and raising the financing required to do so and fund its expenses. It has generated limited revenues that derive from licensing agreements of its LensCard product, most of which have terminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              BASIS OF PRESENTATION

The consolidated interim financial statements of Innovative Card Technologies, Inc. and its wholly owned subsidiary, PSA Co. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples include the value of raw materials inventory and the value of property and equipment, net. The actual results experienced by the Company may differ from management's estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth therein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2005 audited financial statements contained in Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2006. Interim results are not necessarily indicative of the results for a full year. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

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

                            STOCK BASED COMPENSATION

Effective with the Company's fiscal year that began on January 1, 2006, the Company has adopted the accounting and disclosure provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123R, "SHARE-BASED PAYMENTS" using the modified prospective application transition method. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the three months ended March 31, 2006, the Company incurred $73,750 of compensation expense relating to the vesting of stock options which increased the Company's Additional Paid in Capital account.

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

Since their effect would have been anti-dilutive, common stock equivalents of 6,783,133 warrants and 1,585,000 stock options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2006. Since their effect would have been anti-dilutive, common stock equivalents of 6,833,133 warrants and 1,585,000 stock options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2005.

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

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assests and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3  - DEPOSITS ON RAW MATERIALS HELD FOR PRODUCTION

Deposits for raw materials for production at March 31, 2006 and December 31, 2005 consisted of the following and is stated at the amount deposited:


                                                    March 31,       December 31,
                                                      2006              2005
                                                  ------------      -----------
                                                   (unaudited)
Deposits on raw materials held for production
  (display component)                               $ 123,400         $ 100,000
                                                   -----------      -----------
   TOTAL                                            $ 123,400         $ 100,000
                                                   ===========      ===========

NOTE 4 - RAW MATERIALS HELD FOR PRODUCTION

Raw materials held for production at March 31, 2006 and December 31, 2005 consisted of the following and is stated at the lower cost or market:


                                                    March 31,       December 31,
                                                      2006             2005
                                                  ------------      -----------
                                                   (unaudited)
Raw materials held for production
  (battery component)                               $ 228,917         $ 172,497
                                                   -----------      -----------
   TOTAL                                            $ 228,917         $ 172,497
                                                   ===========      ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 and December 31, 2005 consisted of the following:

                                                    March 31,     December 31,
                                                      2006            2005
                                                   -----------    -----------
                                                   (unaudited)
Computer equipment                                  $  16,939      $  16,939
Office equipment                                        8,168          8,168
Furniture and fixtures                                 18,270         18,270
Production equipment, capital lease                    32,598         32,598
Leasehold improvements                                  5,610          5,610
Production equipment                                  301,246        269,698
                                                    ---------      ---------
                                                      382,831        351,283
Less accumulated depreciation and amortization       (134,379)      (110,019)
                                                    ---------      ---------
   TOTAL                                            $ 248,452      $ 241,264
                                                    =========      =========

Depreciation and amortization expense was $24,360 (unaudited), and $4,287 (unaudited), for the the three months ended March 31, 2006 and 2005, respectively.

NOTE 6 - PROVISION FOR INCOME TAXES

The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At March 31, 2006, the Company has approximately $4,615,000 (unaudited) and $4,613,000 (unaudited) in federal and state loss carryforwards available to offset taxes through December 31, 2025 and 2011, respectively.

The Company's deferred tax asset at March 31, 2006 of $1,955,000 (unaudited) consists of loss carryforwards, state taxes, and deferred revenue and has been offset entirely by a valuation allowance. The valuation allowance account has been increased by $342,000 during the three months ended March 31, 2006.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

                                      LEASE

The Company subleases its office space under a non-cancelable operating lease agreement from a stockholder. The lease requires minimum monthly payments of $2,568, expired in May 2005, and requires the company to pay 15.03% of any additional rents and/or charges of any kind due from Bemel & Ross. After expiration, the lease becomes a month to month tenancy cancelable by either party with thirty days notice. The additional rents and/or charges that may be due consist of direct costs passed through the master landlord to Bemel & Ross. The direct costs are based on operating costs during the calendar year ending December 31, 2003, or the base year. Thereafter, if the direct costs in a subsequent year exceed the direct costs in the base year, the master landlord bills Bemel & Ross its proportionate share of the excess of direct costs, which may include tax costs related to real estate and/or costs and expenses incurred by the master landlord in connection with common areas of the building, the parking structure or the cost of operating the building. Through March 31, 2006, Bemel & Ross has charged the company for additional rents and/or charges in the amount of $7,983. Future minimum lease payments under this operating lease agreement at March 31, 2006 are $0.

Rent expense was $8,993 (unaudited) and $10,161 (unaudited) for the three months ended March 31, 2006 and 2005, respectively.

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

                              EMPLOYMENT AGREEMENT

The Company has entered into an Employment Agreement with an officer for the term of three years, commencing January 1, 1998 and ending, unless terminated earlier, on January 1, 2000; however, on each anniversary date of the Agreement, a year is added automatically to the term. As of March 31, 2006, the termination date is December 31, 2006. The officer earns $16,667 as a monthly salary.

NOTE 8 - STOCKHOLDERS' DEFICIT

                                 PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

o From April 7, 2004 through October 18, 2004, investors purchased 2,568,500 shares of LensCard Corporation convertible series A preferred stock ("Preferred Stock") for $2,568,500, which includes the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of Series A Preferred Stock that were issued on April 7, 2004. Not included in the $2,568,500 is the conversion of unsecured advances owed to certain stockholders by the Company totaling $275,000 into 275,000 shares of Series A Preferred Stock. Each share of Preferred Stock has a $.001 par value, a non-cumulative dividend of $0.06 per share when and if declared by the board of directors, liquidation preference over the common stock, and conversion rights into one share of common stock at $1 per share. Each share of Preferred Stock shall be automatically converted into shares of Common Stock upon either (i) a majority of the outstanding shares of Preferred Stock, voting as a separate class, approves the conversion; or (ii) some or all of the common shares underlying the Preferred Stock are covered by an effective registration statement filed with the SEC. On May 5, 2005, the SEC declared the registration statement that covered, in part, common stock underlying the Preferred Stock effective, thereby converting all 2,843,500 outstanding shares of Preferred Stock into Common Stock.

                                    WARRANTS

The following summarizes the warrant transactions:

                                                   Warrants     Weighted-Average
                                                 Outstanding     Exercise Price
                                              ----------------  ----------------
Outstanding,
   December 31, 2005                                 6,833,133  $           1.16
   Granted during 2006                                      --                --
   Exercised during 2006                               (50,000) $           1.00

Outstanding, March 31, 2006                          6,783,133  $           1.16

During the three months ended March 31, 2006, a warrant holder exercised 50,000 warrants resulting in the issuance of 50,000 shares of common stock and proceeds to the company of $50,000.

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

The following table summarizes information about stock option transactions for the period shown:

                                                          Three Month Period
ALL OPTIONS                                                      Ended
                                                            March 31, 2006
                                                              (unaudited)
                                                      --------------------------
                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                                      PRICE
                                                                      ----------
Outstanding at beginning of period                     1,625,000      $     1.00
Options granted                                               --              --
Options forfeited                                             --              --
Options expired                                               --              --
Options exercised                                             --              --
                                                      ----------      ----------
Outstanding at end of period                           1,625,000      $     1.00
                                                      ==========      ==========
Exercisable at end of period                             530,000      $     1.00
                                                      ==========      ==========

                                                          Three Month Period
NON-VESTED OPTIONS                                               Ended
                                                            March 31, 2006
                                                              (unaudited)
                                                      --------------------------
                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                                      PRICE
                                                                      ----------
Non-vested at beginning of period                      1,115,000      $     1.00
Options granted                                               --              --
Options forfeited                                             --              --
Options expired                                               --              --
Options vested                                           (20,000)           1.00
                                                      ----------      ----------
Non-vested at end of period                            1,095,000      $     1.00
                                                      ==========      ==========

The weighted average average grant-date fair value of options granted during the three month period ended March 31, 2006 was $0.00 as no options were granted.

The weighted average remaining contractual lives of the options outstanding and options exercisable at March 31, 2006, were 8.12 years and 8.12 years, respectively.

The Company recorded $73,750 of compensation expense for employee stock options during the three month period ending March 31, 2006. At March 31, 2006, there was a total of $937,000 of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the three month period ended March 31, 2006 was approximately $258,000.

Since January 1, 2006, the Company is recognizing the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to the adoptions of SFAS No. 123(R), the Company applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans; all employee stock options were granted at or above the grant date market price; and accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

If the fair value method had been applied, the Company's net loss and earnings per share would have been reduced to the pro forma amounts as follows:



                                  Three Months
                                     Ended
                                 March 31, 2005
                                 --------------
                                  (unaudited)
Net loss:
As reported                        $  (665,097)
Less: Total share-
Based employee
Compensation expense
Determined under fair
value method for
employee stock options,
net of tax                             (56,250)
                                   -----------
Pro forma net loss                 $  (721,347)
                                   ===========

Basic and diluted loss per
Share:
As reported                        $     (0.08)
Pro forma                          $     (0.09)

The Black Scholes assumptions used are listed below:


                                  Three Months
                                     Ended
                                 March 31, 2005
                                 --------------
                                  (unaudited)

Risk free interest rate           2.34%
Dividends                            --
Volatility factor                 200%
Expected life                     10 years
Annual forfeiture Rate            0%

NOTE 9 - RELATED PARTY TRANSACTIONS

                       ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at December 31, 2005 and March 31, 2006 consisted of amounts due for legal and expense reimbursement and were $15,000 and $44,471 (respectively). As of December 31, 2005 and March 31, 2006, $5,000 and $30,000 (unaudited) is owed to Blakely, Sokoloff, Taylor & Zafman, LLP
(BSTZ), a law firm which, the Company's director, George Hoover, is a partner in and $10,000 and $14,471 (unaudited) is owed to Alan Finkelstein, a related party. Respectively. The March 31, 2006 amounts are currently due to BSTZ and Alan Finkelstein.

                              CONSULTING AGREEMENTS

The Company entered into Consulting Agreements with Forest Finkelstein, who is a related party. For Forest Finkelstein, during the three months ended March 31, 2006 and 2005, the Company paid $21,250 and $2,500, respectively.

                                 LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a director of the Company, is a partner in. During the three months ended March 31, 2006 and 2005, the Company paid $30,981 and $73,471, respectively, to this entity for legal services rendered.

NOTE 10 - SUBSEQUENT EVENTS  (UNAUDITED)

On April 3, 2006, the Company received $200,000 as a result of a warrant holder exercising 200,000 warrants.

On April 4, 2006, the Company executed a purchase order with NagraID, a vendor that assists the Company in building the Company's DisplayCards, whereby the company is required to pay $382,000 within 60 days. The remaining balance will be payable by the Company as DisplayCards are being manufactured.

On April 12, 2006, the Company issued immediately exercisable warrants to purchase 150,000 shares of our common stock at an exercise price of $3.25 per share that was the closing price on April 12, 2006 to an investor relations firm. The warrants expire on April 11, 2009.

On April 20, 2006, Innovative Card Technologies, Inc. (the "Company") signed a term sheet whereby the Company would purchase rights relating to the DisplayCard from nCryptone for 4,500,000 shares of the Company's common stock and $1,000,000 USD to be paid within one year after the close of the acquisition. Included in this proposed acquisition is all intellectual property relating to the DisplayCard under the July 25, 2005 Joint Development Agreement with nCryptone, all nCryptone intellectual property relating to the DisplayCard, and assumption of certain accounts payable directly allocable to the DisplayCard, as well as all tangible assets relating to the DisplayCard.

After the completion of the proposed acquisition, the Company will have all rights, including 100% of all revenues, relating to the DisplayCard that was previously shared by nCryptone under the Joint Development Agreement. The Company will continue to utilize nCryptone personnel for one year after the acquisition for the further development of the technology surrounding the DisplayCard. Additionally, the Company plans to retain the two top executives of the firm who were instrumental in developing the technology of the DisplayCard.

The Company and nCryptone intend to complete due diligence, obtain necessary corporate authorizations and appropriate documents in final form for the proposed acquisition by June 5, 2006. No legally binding obligations have been created, implied or inferred by this agreement.

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

Since inception, we have been unprofitable. We incurred a net loss of $768,484 during the three months ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of $7,635,431. Our continued existence is dependent upon our ability to obtain additional financing. We anticipate that the sales of our LightCard, SoundCard, and DisplayCard will not be sufficient enough to sustain our operations, and further anticipate that after such introduction we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months, as they relate to retaining and obtaining key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology, have been and will continue to be significant. To date, our operations have been funded primarily through equity financings totaling $10,625,050. We believe that we will have enough funding to meet our cash needs and continue our operations into early 2007.

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

Our second product, the SoundCard, or a financial card that emits a monophonic tone such as "Happy Birthday" or "Jingle Bells", has been fully developed. The SoundCard and DisplayCard are being built using a similar manufacturing process. Since, the market demand for the DisplayCard significantly outweighs market demand for the SoundCard, we are devoting all of our resources to manufacturing the DisplayCard and therefore do not anticipate allocating any resources to build the SoundCard in the near future. However, if the demand for the SoundCard is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 150,000 SoundCards per month within five months. However, our ability to produce up to 150,000 SoundCards per month is limited to the amount of component parts we are able to procure. One of these key components of our power inlay technology, which provides the power to our cards, is the battery and presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture the SoundCards is unknown at this time, as we have not produced the SoundCards on a mass production basis. Additionally, if there is no demand for the SoundCard by banks that issue financial cards we will have no benefit from the SoundCard.

Our third power-based card enhancement, the DisplayCard with one time password, or DisplayCard OTP, will be available for issuance on a limited quantity basis in 2006. We estimate that we will be initially able to produce 20,000 DisplayCard OTP per month. If the demand for the DisplayCard OTP is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 150,000 DisplayCard OTP per month within five months. Our ability to produce the DisplayCard OTP is limited to the component parts we are able to procure. Two of these key components of the DisplayCard OTP are the battery, presently available from only one supplier, Solicore, Inc. and the display, presently available from only one supplier, SmartDisplayer. Our projected cost to manufacture the DisplayCard OTP is unknown at this time, as we have not produced the DisplayCard OTP on a mass production basis. Additionally, if there is no demand for the DisplayCard OTP by banks that issue financial cards or other entities that use non-financial cards we will have no benefit from the DisplayCard OTP.

Our other products that are designed to use the power inlay technology are still in the early stages of development. At this time, we are unable to determine when the other products will become fully developed, manufactured and sold to banks that issue financial cards.

We estimate that our capital requirements for the next twelve months will be as follows:

Capital equipment expenditures and capital lease obligations        125,000
Production costs
General and administrative expenses                               1,600,000
Professional Fees                                                   475,000
Consulting Fees                                                     100,000
Research and development                                            400,000
                                                                -----------
Total estimated capital requirements                             $2,700,000

Cost of production includes component parts to manufacture the DisplayCard.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005

OVERVIEW

Our financial results for the three months ended March 31, 2006 reflect a net loss of $768,484, or $0.04 per share (basic and diluted), compared to a net loss of $665,097, or $0.08 per share (basic and diluted), for the three months ended March 31, 2005.

The major factors contributing to our net loss of $768,484 during the first quarter of 2006 were administrative expenses, professional fees and research and development expenses relating to new products and improving existing products. The major factors contributing to our net loss during the first quarter of 2006 were primarily the result of administrative expenses and research and development expense.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue decreased from $1,626 for the three months ended March 31, 2005 to $250 for the three months ended March 31, 2006. The decrease resulted primarily from fewer royalties received from the LensCard. LensCard revenues continue to be minimal as we have not been actively marketing the LensCard product or licensing the LensCard product to third parties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation expense.

Administrative expense increased from $250,463 for the three months ended March 31, 2005 to $424,926 for the three months ended March 31, 2006. Administrative expense increased primarily due to additional employees, insurance costs, compensation relating to the vesting of employee and director's stock options, and travel expenses relating to business development. We anticipate that administrative expense will increase in absolute dollars as we incur increased costs associated with continuing to establish our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense increased from $7,500 for the three months ended March 31, 2005 to $21,250 for the three months ended March 31, 2006. Consulting expense primarily increased as a result of a consultant receiving receiving a highly monthly rate as approved by our Board of Directors. We anticipate that our consulting expense will decrease in absolute dollars as we do not presently have the intention of hiring additional outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our external counsel, auditors and other outside services rendered to us.

Professional fees expense increased from $134,693 for the three months ended March 31, 2005 to $182,379 for the three months ended March 31, 2006. Professional fees expense primarily increased due to fees relating to the maintenance and establishment of the company's intellectual property rights and the legal and accounting fees relating to our requirements to operate as a public company. We anticipate that professional fees will continue to increase in absolute dollars as we will continue to incur greater costs in maintaining and establishing our intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs decreased from $268,874 for the three months ended March 31, 2005 to $163,678 for the three months ended March 31, 2006 due to a decrease in materials spending that was used for the research and development of the LightCard, SoundCard, and DisplayCard. However, we expect our research and development expenses to increase in absolute dollars as we continue to invest in developing new credit card enhancements.

Interest income. Interest income increased from $124 for the three months ended March 31, 2005 to $24,011 for the three months ended March 31, 2006 primarily due to an increased operating cash balance that was earning interest during the three months ended March 31, 2006.

Interest expense. Interest expense decreased from $5,317 for the three months ended March 31, 2005 to $512 for the three months ended March 31, 2006 primarily due to indebtedness that was not outstanding during the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

DISCUSSION OF RESULTS

Our principal sources of liquidity had been cash and cash equivalent balances, which were $3,277,532 at December 31, 2005 and $2,604,078 as of March 31, 2006.
Since our inception, we have incurred significant losses, and as of December 31, 2005 and March 31, 2006 we had an accumulated deficit of $6,866,947 and $7,635,431, respectively.

Net cash used in operating activities was $689,646 for the three months ended March 31, 2006 as compared with $681,366 for the three months ended March 31, 2005. The decrease was due primarily to additional purchases of raw materials held for production and deposits for raw materials held for production.

Net cash used in investing activities was $31,544 for the three months ended March 31, 2006 as compared with $0 for the three months ended March 31, 2005. The increase was due to the purchase of production equipment that was placed into use during the three months ended September 30, 2005.

Net cash provided by financing activities was $47,736 for the three months ended March 31, 2006 as compared to net cash provided by financing activities of $477,580 for the three months ended March 31, 2005. The decrease occurred primarily because $500,000 in net proceeds from the proceeds from demand notes payable related parties that took place during the three months ended March 31, 2005.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded primarily through equity financings totaling $10,625,050. We believe that we will have enough funding to meet our cash needs and continue our operations through early 2007.

On December 23, 2003, we entered into a Securities Purchase Agreement with Bristol Capital, LLC under which we were to sell a unit that consisted of 500,000 shares of our common stock and warrants to purchase 2,400,000 shares of our common stock at an exercise price of $1.00 per share in exchange for $50,000. The closing was contingent upon Bristol Capital, LLC introducing potential investors to us and these potential investors or investment funds affiliated with Bristol Capital purchasing a minimum of $1,500,000 worth of our series A preferred stock at a price per share of $1.00 before February 1, 2004. As of May 5, 2004, the parties waived this closing contingency under the Securities Purchase Agreement. On May 5, 2004, we received $50,000 from Bristol Capital, LLC and issued 500,000 shares of our common stock and warrants to purchase 2,400,000 shares of our common stock pursuant to the Securities Purchase Agreement. On March 1, 2006, we received $50,000 as a result of 50,000 of the 2,400,000 warrants being exercised by a warrant holder. On April 3, 2006, we received $200,000 as a result of 50,000 of the 2,400,000 warrants being exercised by a warrant holder.

From April 7, 2004 to October 18, 2004, we issued 2,568,500 shares of Series A preferred stock at a price per share of $1.00 to a number of investors pursuant to a private placement, including the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of series A preferred stock that were issued on April 7, 2004, and raised gross proceeds of $2,568,500.

On May 24, 2004, we obtained a loan in the amount of $246,128. We were required to pay interest at a rate equal to a prime rate set by City National Bank, which was 4.0%, on the loan. Beginning on December 31, 2004, we paid this loan in 10 principal payments of $6,837, but did not make the one final principal and interest payment of $158,090 on the maturity date of July 31, 2005. City National Bank then extended this loan until April 30, 2006. Additionally, on May 24, 2004, we renewed three notes payable, each in the amount of $150,000, from City National Bank that were originally dated April 22, 2003, July 16, 2003 and September 24, 2003. Of the three notes payable, one had an interest rate of 4.1%, one had an interest rate of 3.1% and one had an interest rate of 1.9%. Beginning on December 31, 2004, we were required to pay monthly interest payments on amounts drawn from the notes payable, with all outstanding principal and accrued and unpaid interest due on April 30, 2006. Prior to each note payable being fully repaid, we had drawn the full amount, $150,000 on each note payable, for an aggregate amount of $450,000 drawn through October 18, 2005. On October 19, 2005, we repaid all outstanding notes to City National Bank, including interest, totaling $595,629. We have no further borrowing capacity relating to any of these notes. As of March 31, 2006 we owed $0 relating to these notes from City National Bank.

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

In March 2005, we obtained loans in the form of secured demand promissory notes totaling $500,000 from Bristol Investment Fund, Ltd. and Union Finance International, Corp. Union Finance International Corp. loaned us $333,000 on March 31, 2005 while Bristol Investment Fund, Ltd. loaned us $167,000 on March 30, 2005 for the combined total of $500,000. The secured demand promissory notes created security interests in our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes were payable without notice by the demand of Union Finance International Corp. or Bristol Investment Fund, Ltd. There was no further borrowing capacity under both of the secured demand promissory notes. On October 11, 2005, Union Finance International Corp. transferred its $333,000 loan plus interest to BSR Investments, Ltd. On October 19, 2005, BSR Investments, Ltd. converted the loan plus interest totaling $347,816 into 347,816 shares of common stock and a warrant to purchase up to 173,908 shares of our common stock at an exercise price of $1.25 per share. On October 20, 2005 the loan, including interest, amounting to $174,504 obtained from Bristol Investment Fund, Ltd. was repaid. As of March 31, 2006, we owed Bristol Investment Fund, Ltd. and BSR Investments, Ltd. $0 relating to these secured demand promissory notes.

In August 2005, we obtained loans in the form of secured demand promissory notes totaling $200,000 from Bradley Ross and Rodger Bemel. Bradley Ross loaned us $150,000 and Rodger Bemel loaned us $50,000 on August 31, 2005 for the combined total of $200,000. The secured demand promissory notes created security interests in our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes were payable without notice by the demand of Bradley Ross or Rodger Bemel. There was no further borrowing capacity under both of the secured demand promissory notes. On October 19, 2005 we repaid the principal amounts owed to both Bradley Ross and Rodger Bemel in full. As of March 31, 2006, we owed Bradley Ross and Rodger Bemel $0 relating to these secured demand promissory notes.

FUTURE NEEDS

We have made and to continue to make commitments to our various suppliers for the purchase of DisplayCards. We anticipate that the sales of our products will not be sufficient to sustain our operations. Although we are in discussions with various investment banks, we currently do not have any binding commitments for, or readily available sources of, additional financing. In the event that additional financing is required, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

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

WE HAVE AN ACCUMULATED DEFICIT OF $7,635,431 AS OF MARCH 31, 2006 AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have incurred significant net losses every year since our inception, including net losses of $768,484 for the three monhts ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of $7,635,431. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date, we have not yet generated significant recurring revenues. Our limited revenues that derive from sales of the LensCard and the limited revenues that we have received and may receive from sales of the LightCard may not be sufficient to sustain our operations beyond early 2007 We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations beyond early 2007, notwithstanding any anticipated revenues we may receive when our power-based card enhancement products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.

TO BE SUCCESSFUL WE MAY REQUIRE ADDITIONAL CAPITAL.

Our current resources will be sufficient to fund operations through early 2007 under the following assumptions: we generate no sales from any of our products during 2006 or 2007 and we continue to operate with our existing cost structure. As we are in the early stage of manufacturing and have not sold substantial quantities of our products, we are unable to determine the amount of additional capital we will need to become successful. We currently do not have any binding commitments for, or readily available sources of, additional financing and will not receive any proceeds from this offering. As noted in the prior risk factor addressing our accumulated deficit of $7,635,431 as of March 31, 2006, we anticipate that the sales of our products will not be sufficient enough to sustain our operations, and further anticipate that after such introductions we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time.

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

ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES, DILUTION AND OTHER HARMFUL CONSEQUENCES.

We do not have a great deal of experience acquiring companies. On April 20, 2006, we signed a term sheet whereby we would purchase rights relating to the Display Card from nCryptone for 4,500,000 shares of our common stock and $1,000,000 USD to be paid within one year after the close of the proposed acquisition. We announced this signing of a term sheet on a Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 26, 2006. We have evaluated and expect to continue to evaluate potential strategic transactions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. The areas where we may face risks include:

      o Difficulty in realizing the potential technological benefits of the transaction;

      o Difficulty in integrating the technology, operations or work force of the acquired business with our existing business;

      o     Retaining employees from the business we acquire;

      o     Disruption of our ongoing business; and

      o Difficulty in maintaining uniform standards, controls, procedures and policies.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

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

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of April 27, 2006, after taking into consideration our outstanding common shares, our board of directors will be entitled to issue up to 31,785,434 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

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

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 78.0% of our common stock including options held by each principal stockholder, executive officer and director that are exercisable within 60 days of April 27, 2006. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

                       INNOVATIVE CARD TECHNOLOGIES, INC.


Date: May 11, 2006             /s/ Alan Finkelstein
                               ----------------------------
                               Alan Finkelstein
                               Chief Executive Officer, President
                               Secretary and Chairman of the Board

Date: May 11, 2006             /s/  Bennet Price-Lientz Tchaikovsky
                               ---------------------------------------
                               Bennet Price-Lientz Tchaikovsky
                               Chief Financial Officer

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

10.15(1)    Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004
10.16(1)*   Offer letter between registrant and Murdoch Henretty dated July 28,
            2004
10.17(1)*   Employment agreement between registrant and Alan Finkelstein dated January 1998
10.18(1)+   Strategic Alliance Agreement between registrant and Visa
            International Service Association dated May 26, 2004
10.19(1)    Secured Demand Promissory Note between registrant and Union Finance
            International Corp. dated March 31, 2005
10.20(1)    Secured Demand Promissory Note between registrant and Bristol
            Investment Fund, Ltd. dated March 30, 2005
10.21(1)    Capital Lease Agreement between registrant and CNC Associates, Inc.
            dated November 30, 2004
10.22(1)+   Guaranty between Alan Finkelstein and CNC Associates, Inc. dated
            November 30, 2004
10.23(1)    Security Agreement between registrant and Union Finance
            International Corp. dated March 31, 2005 (See Exhibit 10.19)
10.24(1)    Security Agreement between registrant and Bristol Investment Fund,
            Ltd. dated March 30, 2005 (See Exhibit 10.20)
10.25(3)    Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005
10.26(3)    Secured Demand Promissory Note between registrant and Roger Bemel dated August 31, 2005
10.27+(6)   Joint Development Agreement between registrant and nCryptone dated
            July 25, 2005
10.28+(6)   Agreement between registrant and SmartDisplayer Technology, Co.,
            Inc. dated July 25, 2005
10.29(4)    Form of Lock-Up agreement by and between registrant's directors and executive officers pursuant to the private placement dated October
            19, 2005
10.30(5)    Form of Warrant pursuant to private placement dated October 19, 2005
10.31(5)    Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005
10.32(4)    Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19,
            2005
10.33+(8)   Letter of Intent by and between VASCO Data Security, nCryptone and
            Registrant, dated October 28, 2005.
14(7)       Code of Business Conduct and Ethics
31.1        Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive
            Officer
31.2        Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial
            Officer
32.1        Certification by the Chief Executive Officer and Chief Financial
            Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
--------------

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

(6) Incorporated by reference to the exhibit to the Registrant's Amendment No. 1 to Form SB-2 (File No. 333-129564) filed with the Securities and Exchange Commission on March 17, 2006.

(7) Incorporated by reference to the exhibit to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2006.

(8) Incorporated by reference to the exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

* Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

+ Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.