Form 10QSB
period 2006-06-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2006-08-14
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 000-51260

INNOVATIVE CARD TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	90-0249676
(State or Other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11601 Wilshire Boulevard, Suite 2160	90025
Los Angeles, California (Address of principal executive offices)	(Zip Code)

(310) 312-0700
(Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 7, 2006: 28,246,708 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INNOVATIVE CARD TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$12,032,000	$3,277,532
Accounts receivable	14,830	18,297
Prepaids and other current assets	11,838	11,773
Deposits on raw materials held for production	1,238,356	100,000
Raw materials held for production	266,946	172,497
Total current assets	13,563,970	3,580,099
PROPERTY AND EQUIPMENT, NET	272,367	241,264
INTANGIBLE ASSETS	20,303,105	—
Total assets	$34,139,442	$3,821,363

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$329,580	$252,806
Accounts payable - related parties	1,086,741	15,000
Short term portion of capital lease	9,704	9,331
Deferred revenue	174,915	37,143
Total current liabilities	1,600,940	314,280

LONG TERM LIABILITIES
Long term portion of capital lease	3,408	8,355
Total liabilities	1,604,348	322,635

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 5,000,000 shares
Authorized, 0 (unaudited) and 0 shares issued and outstanding	—	—
Common stock $0.001 par value, 50,000,000 shares
Authorized, 26,519,566(unaudited) and
17,964,566 shares issued and outstanding	26,520	17,965
Additional paid-in capital	42,167,736	10,347,710
Accumulated deficit	(9,659,162)	(6,866,947)
Total stockholders' equity	32,535,094	3,498,728
Total liabilities and stockholders' equity	$34,139,442	$3,821,363

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,978	$1,119	$2,228	$2,745
Cost of Goods Sold	—	—	—	—
Gross Margin	1,978	1,119	2,228	2,745
Operating expenses
Administrative	1,424,932	258,148	1,849,856	508,610
Consulting Fees	21,250	7,500	42,500	15,000
Professional Fees	461,248	131,038	643,627	265,731
Research and development	179,965	176,934	343,643	445,807
Total operating expenses	2,087,395	573,620	2,879,626	1,235,148
Loss from operations	(2,085,417)	(572,501)	(2,877,398)	(1,232,403)
Other income (expense)
Interest income	64,373	3	88,384	128
Interest expense	(288)	(15,652)	(801)	(20,969)
Total other income (expense)	64,085	(15,649)	87,583	(20,841)
Income (loss) before provision
for income taxes	(2,021,332)	(588,149)	(2,789,815)	(1,253,244)
Provision for income taxes	(2,400)	(800)	(2,400)	(800)
Net loss	$(2,023,732)	$(588,949)	$(2,792,215)	$(1,254,046)
Basic and diluted loss per share	$(0.10)	$(0.06)	$(0.15)	$(0.15)
Weighed-average
common shares outstanding	19,690,137	9,831,093	18,841,787	8,361,078

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2006
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	—	$—	17,964,566	$17,965	$10,347,710	$(6,866,947)	$3,498,728
Exercise of warrants (unaudited)	—	—	269,500	269	274,105	—	274,375
Issuance of 3,785,500 shares of
Common Stock (unaudited)	—	—	3,785,500	3,786	11,352,714	—	11,356,500
Offering costs	—	—	—	—	(1,027,318)	—	(1,027,318)
Issuance of 4,500,000 shares of
Common Stock issued in
Connection with the acquisition
Of certain assets of nCryptone			4,500,000	4,500	19,737,000	—	19,741,500
Stock compensation expense
(unaudited)	—	—	—	—	200,186	—	200,186
Warrant compensation expense
(unaudited)	—	—	—	—	1,283,338	—	1,283,338
Net loss for the six months
ended June 30, 2006 (unaudited)	—	—	—	—	—	(2,792,215)	(2,792,215)
Balance, June 30, 2006 (unaudited)	—	$—	26,519,566	$26,520	$41,167,736	$(9,659,162)	$32,535,094

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,792,215)	$(1,254,046)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	46,144	22,133
Stock compensation expense	200,186	—
Warrant compensation expense	838,845	—
(Increase) decrease in
Accounts receivable	18,297	3,315
Prepaid expenses and other current assets	(65)	38,957
Deposits on raw materials held for production	(740,400)	(106,754)
Raw materials held for production	(94,449)	—
Increase (decrease) in
Accounts payable and accrued expenses	76,770	446,452
Accounts payable - related parties	71,733	82,118
Deferred revenue	137,772	(2,925)
Net cash used in operating activities	(2,237,382)	(770,750)
Cash flows from investing activities
Purchase of Property and Equipment	(51,625)	(261,019)
Net cash used in investing activities	(51,625)	(261,019)
Cash flows from financing activities
Book overdraft	—	25,057
Gross Repayment from/of notes payable	—	(41,027)
Proceeds from exercise of warrants	274,375	—
Proceeds from 5/30/06 Common Stock offering	11,356,500	—
Offering costs- 5/30/06 Common Stock offering	(582,825)	—
Proceeds from notes payable related parties	—	500,000
Interest payable- related parties	—	10,183
Payments on capital lease	(4,575)	(4,228)
Net cash provided by financing activities	11,043,475	489,985
Net decrease in cash and cash equivalents	8,754,468	(541,784)
Cash and cash equivalents, beginning of year	3,277,532	541,784
Cash and cash equivalents, end of period	$12,032,000	$—

The accompanying notes are an integral part of these consolidated financial statements

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

Supplemental disclosures of cash flow information

Interest paid	$801	$5,134
Income tax paid	$2,400	$—

On May 30, 2006, the Company issued warrants to purchase 113,565 shares of common stock at an exercise price of $3.30 to T.R Winston in conjunction with the Company’s May 30, 2006 financing and recognized $444,493 in offering costs relating to the issuance of these warrants.

On June 28, 2006 the Company exchanged 4,500,000 shares of its common stock for certain assets of nCryptone. Among the assets acquired were: intangible assets of $19,303,095, accounts receivable of 14,830, fixed assets of 25,619, and deposits on raw materials inventory of 397,956.

On June 28, 2006, the Company entered into an agreement with nCryptone whereby for $1,000,010, the Company could acquire a license to nCryptone's buzzer patent exclusively for the Company's Sound Card, a card that emits a musical sound by th pressing of a button on the card. The license to the buzzer patent is royalty-free, and expires on November 2018 and the $1,000,010 is payable within one year of June 28, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

GENERAL

The accompanying consolidated financial statements of Innovative Card Technologies, Inc. ("ICTI") include the amounts of its wholly-owned subsidiary, PSA Co. and LensCard US, LLC ("LensCard US"), formerly Universal Magnifier, LLC, organized under the laws of the State of Delaware on January 7, 1999 and LensCard International Limited ("LensCard International"), formerly Universal Magnifier International Limited ("UMIL"), incorporated as an International Business Company under the laws of the British Virgin Islands on August 21, 1995. On January 7, 1999, LensCard US merged with Universal Magnifier LLC ("UMUS"), a California limited liability company founded in January, 1998, for the purpose of changing the place of organization of UMUS.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (CONTINUED)

COMPANY OVERVIEW

The Company (as defined in Note 2) researches, develops and markets technology-based card enhancements primarily for the credit card market that are designed to enable issuers to improve card functionality, reduce attrition and increase acquisition rates of customers. It commenced sales of its first product, the LensCard, or a card embedded with a small magnifying lens, in 1998. Since 2002, its core focus has been and continues to be on research and development and marketing of its power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. It has devoted a significant majority of its efforts to complete the development of its power inlay technology, initiate marketing and raising the financing required to do so and fund its expenses. It has generated limited revenues that derive from licensing agreements of its LensCard product, most of which have terminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated interim financial statements of Innovative Card Technologies, Inc., its wholly owned subsidiary, PSA Co. (the "Company"), Lens Card US, LLC, and Lens Card International Limited have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The actual results experienced by the Company may differ from management's estimates.

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

STOCK BASED COMPENSATION

Effective with the Company's fiscal year that began on January 1, 2006, the Company has adopted the accounting and disclosure provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123R, "SHARE-BASED PAYMENTS" using the modified prospective application transition method. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the six months ended June 30, 2006, the Company incurred $200,186 of compensation expense relating to the vesting of stock options which increased the Company's Additional Paid in Capital account.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, prepaid expenses and other current assets, due from related parties, accounts payable and accrued expenses and deferred revenue. The estimated fair value of such instruments approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

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

Since their effect would have been anti-dilutive, common stock equivalents of 6,927,198 warrants and 1,845,000 stock options were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2006. Since their effect would have been anti-dilutive, common stock equivalents of 2,400,000 warrants and 1,235,000 stock options were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2005.

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

The significant components of the provision for income taxes for the six months ended June 30, 2006 and 2005 were $2,400 and $800, respectively. For the current state provision, there was no state deferred and federal tax provision.

Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. Cash balances are in excess of the insured limit.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - DEPOSITS ON RAW MATERIALS HELD FOR PRODUCTION

Deposits for raw materials for production at June 30, 2006 and December 31, 2005 consisted of the following and is stated at the amount deposited:

	June 30, 2006	December 31, 2005
	(unaudited)
Deposits on raw materials held for production
(display & manufacturing component)	$1,238,356	$100,000
TOTAL	$1,238,356	$100,000

These deposits for raw materials are held with two vendors.

NOTE 4 - RAW MATERIALS HELD FOR PRODUCTION

Raw materials held for production at June 30, 2006 and December 31, 2005 consisted of the following and is stated at the lower of cost or market:

	June 30, 2006	December 31, 2005
	(unaudited)
Raw materials held for production
(battery component)	$266,946	$172,497
TOTAL	$266,946	$172,497

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
Computer equipment	$18,572	$16,939
Office equipment	8,168	8,168
Furniture and fixtures	18,270	18,270
Production equipment, capital lease	32,598	32,598
Leasehold improvements	5,610	5,610
Production equipment	345,313	269,698
	428,531	351,283
Less accumulated depreciation and amortization	(156,164)	(110,019)
TOTAL	$272,367	$241,264

Depreciation and amortization expense was $46,144 (unaudited), $17,846 (unaudited), $70,504 (unaudited) and $22,133 (unaudited), for the three and six months ended June 30, 2006 and 2005, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSET VALUATION

Upon the completion of the acquisition of nCryptone on June 28, 2006, the Company allocated the purchase price in accordance with the signed agreement with nCryptone assigning a temporary value of $19,303,095 to intangible assets and $1,000,010 to a patent license fee. The amounts assigned to goodwill and the patent license fee are being reviewed by the Company to determine the fair values and estimated useful lives of the intangible assets. The $1,000,010 patent license fee will be amortized over the life of the patent (12 years through November 2018). The Company has retained a third party valuation firm to assist the Company with the valuation of the intangible assets and patent license fee. Upon completion of such review, the Company will make the appropriate adjustments to its financial statements. The total purchase price of the DisplayCard assets of nCryptone is summarized as follows:

Common Stock:	$19,741,500

Total Purchase Price:	$19,741,500

The valuation of the DisplayCard assets of nCryptone was estimated as of the acquisition date and the purchase price is subject to future adjustments. If the valuation is less than the value of the common stock as initially documented by the parties, the purchase price will be adjusted downward accordingly. Any such adjustment will be recorded as an adjustment to Goodwill and reflected in the final purchase price allocation.

The Company’s preliminary allocation of the purchase price is summarized as follows:

Assets:
Intangible Assets	$19,303,095
Accounts Receivable	14,830
Equipment	25,619
Inventory	397,956
Total Assets	19,741,500

The Company is in the process of obtaining a valuation analysis from a third party, including a review of the purchase price allocation and determination of the useful life of the intangible assets, including goodwill.

NOTE 7 - PROVISION FOR INCOME TAXES

The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At June 30, 2006, the Company has approximately $5,559,455 (unaudited) and $5,642,347 (unaudited) in federal and state loss carryforwards available to offset taxes through December 31, 2025 and 2011, respectively.

The Company's deferred tax asset at June 30, 2006 of $2,491,405 (unaudited) consists of loss carryforwards, state taxes, and deferred revenue and has been offset entirely by a valuation allowance. The valuation allowance account has been increased by $847,606 during the six months ended June 30, 2006.  The availability of the net operating losses to offset future taxable income may be limited as a result of ownership changes in 2006 or prior years with the acquisition of nCryptone in 2006, pursuant to Internal Revenue Code Section 382. In addition, utilization of the net operating loss carryforwards would also be subject to annual usage limitation, as defined. Net operating loss limitations under Section 382 may significantly impact the timing and amount of future income tax obligations, if any. The amount of such limitation, if any, has not yet been determined.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE

The Company subleases its office space under a non-cancelable operating lease agreement from a stockholder. The lease requires minimum monthly payments of $2,568, expired in May 2005, and requires the Company to pay 15.03% of any additional rents and/or charges of any kind due from Bemel & Ross. After expiration, the lease became a month to month tenancy cancelable by either party with thirty days notice. The additional rents and/or charges that may be due consist of direct costs passed through the master landlord to Bemel & Ross. The direct costs are based on operating costs during the calendar year ending December 31, 2003, or the base year. Thereafter, if the direct costs in a subsequent year exceed the direct costs in the base year, the master landlord bills Bemel & Ross its proportionate share of the excess of direct costs, which may include tax costs related to real estate and/or costs and expenses incurred by the master landlord in connection with common areas of the building, the parking structure or the cost of operating the building. Through June 30, 2006, Bemel & Ross has charged the Company for additional rents and/or charges in the amount of $8,501. Future minimum lease payments under this operating lease agreement at June 30, 2006 are $0.

Rent expense was $7,248 (unaudited), $8,893 (unaudited), $16,241 (unaudited) and $19,054 (unaudited) for the six and three months ended June 30, 2006 and 2005, respectively.

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

As of December 31, 2005, 2004 and 2003, annual sales have not been sufficient to require any payments pursuant to the above agreements to PSACo., the Company's wholly owned subsidiary. Any future payments that may be required will be recorded as a reduction of revenue.

PATENT AND TRADEMARK LICENSE AGREEMENTS

The Company has entered into various Patent and Trademark License Agreements with financial institutions granting a limited, non-exclusive right and license to make, distribute, market, sell, and use credit cards or debit cards containing a magnifying lens (the "Licensed Products"). These agreements are as follows:

•
An agreement dated July 9, 2001, providing for royalties to the Company at the rate of $1.20 per LensCard issued to a customer. Royalties will be due and payable quarterly within 30 days after the last day of each calendar quarter. The Company receives sales reports within thirty days following the end of a calendar quarter from the customer. The agreement terminated July 9, 2006.

•
An agreement dated January 16, 2002 and expiring on March 31, 2004, providing for royalties to the Company at the rate of $1.50 per LensCard issued to a customer. Royalties will be due and payable quarterly within 30 days after the last day of each calendar quarter. The Company receives sales reports within thirty days following the end of a calendar quarter from this customer. On April 1, 2004, the agreement was extended requiring a $12,500 payment by the customer with the Company receiving a royalty of $0.25 per licensed product and $0.50 for each additional LensCard sold thereafter. The revised agreement is effective until April 1, 2008.

EMPLOYMENT AGREEMENT

The Company has entered into an Employment Agreement with an officer for the term of three years, commencing January 1, 1998 and ending, unless terminated earlier, on January 1, 2000; however, on each anniversary date of the Agreement, a year is added automatically to the term. As of June 30, 2006, the termination date is December 31, 2006. The officer earns $16,667 as a monthly salary.

NOTE 9 - STOCKHOLDERS' DEFICIT

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

•
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

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price
Outstanding,
December 31, 2005	6,833,133	$1.16
Granted during 2006	363,565	3.51
Exercised during 2006	(269,500)	$1.02
Outstanding, June 30, 2006	6,927,198	$1.29

During the six months ended June 30, 2006, warrant holders exercised 269,500 warrants resulting in the issuance of 269,500 shares of common stock and proceeds to the company of $274,375.

The Company recognized $838,845 in general and administrative fees and $444,493 in offering costs relating to the issuance of warrants during the three months ended June 30, 2006.

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

The following table summarizes information about stock option transactions for the period shown:

	Six Month Period Ended June 30, 2006 (unaudited)
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of period	1,625,000	$1.00
Options granted	220,000	2.53
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	1,845,000	$1.18
Exercisable at end of period	530,000	$1.00
Six Months Period

	Six Months Period Ended June 30, 2006 (unaudited)
NON-VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Non-vested at beginning of period	1,115,000	$1.00
Options granted	220,000	2.53
Options forfeited	—	—
Options expired	—	—
Options vested	(20,000)	1.00
Non-vested at end of period	1,315,000	$1.26

The weighted average grant-date fair value of options granted during the six month period ended June 30, 2006 was $2.53.

The weighted average remaining contractual lives of the options outstanding and options exercisable at June 30, 2006, were 8.02 years and 7.45 years, respectively.

The Company recorded $200,186 of compensation expense for employee stock options during the six month period ending June 30, 2006. At June 30, 2006, there was a total of $1,356,595 of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the six month period ended June 30, 2006 was approximately $69,800. The aggregate intrinsic value of total outstanding options and total exercisable options was $6,103,050 and $1,849,700, respectively as of June 30, 2006.

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

If the fair value method had been applied, the Company's net loss and earnings per share would have been reduced to the pro forma amounts as follows:

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
Net loss:
As reported	$(1,253,246)	$(589,749)
Less: Total share-
Based employee
Compensation expense
Determined under fair
value method for
employee stock options,
net of tax	(112,500)	(56,250)
Pro forma net loss	$(1,365,746)	$(645,999)
Basic and diluted loss per
Share:
As reported	$(0.15)	$(0.06)
Pro forma	$(0.16)	$(0.07)

The Black Scholes assumptions used are listed below:

Six Months Ended June 30, 2005
(unaudited)

Risk free interest rate	2.34%
Dividends	—
Volatility factor	200%
Expected life	10 years
Annual forfeiture Rate	0%

NOTE 10 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at December 31, 2005 and June 30, 2006 consisted of amounts due for legal, expense reimbursement, and license fees and were $15,000 and $1,086,742, respectively. As of December 31, 2005 and June 30, 2006, $5,000 and $52,256 (unaudited) is owed to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm which, the Company's director, George Hoover, is a partner in, $10,000 and $14,606 (unaudited) is owed to Alan Finkelstein, a related party, and $0 and $1,019,879 (unaudited) is owed to nCryptone, S.A., respectively. The June 30, 2006 amounts are currently due to BSTZ, Alan Finkelstein, and nCryptone, S.A..

CONSULTING AGREEMENTS

The Company entered into Consulting Agreements with Forest Finkelstein, who is a related party. For Forest Finkelstein, during the six months ended June 30, 2006 and 2005, the Company paid $42,500 and $5,000, respectively.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a director of the Company, is a partner in. During the six months ended June 30, 2006 and 2005, the Company paid $88,604 and $83,471, respectively, to this entity for legal services rendered.

NOTE 11 - SUBSEQUENT EVENTS (UNAUDITED)

On July 17, 2006, warrant holders cashlessly exercised 2,150,000 warrants resulting in the issuance of 1,722,142 shares of Common Stock.

On July 24, 2006, a warrant holder exercised 5,000 warrants resulting in the issuance of 5,000 shares of Common Stock.

On August 10, 2006, the Company announced that John A. Ward, III will become the new Chief Executive Officer of the Company and retain his title of Chairman of the Board effective August 10, 2006. Alan Finkelstein will relinquish his title of Chief Executive Officer on August 10, 2006 and remain President and Director.

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

Since inception, we have been unprofitable. We incurred a net loss of $2,792,215 during the six months ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of $9,659,162. Our continued existence is dependent upon our ability to obtain additional financing. We anticipate that the sales of our LightCard, SoundCard, and DisplayCard will not be sufficient enough to sustain our operations, and further anticipate that after such introduction we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months, as they relate to retaining and obtaining key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology, have been and will continue to be significant. To date, our operations have been funded primarily through equity financings totaling $21,622,316. We believe that we will have enough funding to meet our cash needs and continue our operations for the next twelve months.

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

To date, we have generated revenue from two sources: licensing of the LensCard to various credit card issuers and selling The LightCard to a credit card issuer. The LensCard is composed of a credit card with a small magnifying lens embedded into the card. We sell time-based licenses to various credit card issuers. We recognize royalties attributable to these time-based licenses as they are sold to the credit card issuers' customers. Royalty revenue is recognized when each LensCard is sold by an issuer in accordance with SAB 104.

We anticipate that the majority of our revenues in the coming year will come from financial cards that contain a display. We intend to sell these DisplayCards through resellers who will then sell the DisplayCards to banks that issue financial cards.

We currently have no arrangements with any companies with regard to revenue sharing or licensing fees for financial cards that contain a light and magnifying lens as well as a light. We have agreements with two banks that issue financial cards for the LensCard product, one which expired on December 31, 2004. The revenue generated from the LensCard agreements is negligible, and we expect that the sales of the LensCard will have no impact on our results of operations. We have entered into two reseller agreements for the DisplayCard, one with Gemplus (now Gemalto) and the other with nCryptone. To date, these agreements have generated no revenue.

Deferred revenue is recorded when the payments from the credit card issuers are received by us prior to the sale of the LensCard to the credit card issuers' customers or as deposits are received from third parties for the development of products.

Accounts receivable allowances. Because our sales to date have been to large credit card issuers, we have experienced very few issues surrounding payment for products and services. Consequently, we have no allowances for doubtful accounts. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005

OVERVIEW

Our financial results for the three months ended June 30, 2006 reflect a net loss of $2,023,732, or $0.10 per share (basic and diluted), compared to a net loss of $588,950, or $0.06 per share (basic and diluted), for the three months ended June 30, 2005.

The major factors contributing to our net loss of $2,023,732 during the second quarter of 2006 were administrative expenses, professional fees and research and development expenses relating to new products and improving existing products.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue increased from $1,119 for the three months ended June 30, 2005 to $1,978 for the three months ended June 30, 2006. The increase resulted primarily from slightly more royalties received from the LensCard. LensCard revenues continue to be minimal as we have not been actively marketing the LensCard product or licensing the LensCard product to third parties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees, fees relating to public and investor relations and depreciation expense.

Administrative expense increased from $258,148 for the three months ended June 30, 2005 to $1,427,332 for the three months ended June 30, 2006. Administrative expense increased primarily due to stock compensation expense, expenses relating to the issuance of warrants to firms performing investor relations services, additional employees, insurance costs, compensation expenses relating to the vesting of employee and director's stock options, and travel expenses relating to business development. We anticipate that administrative expenses will increase in as we incur increased costs associated with continuing to establish our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense increased from $7,500 for the three months ended June 30, 2005 to $21,250 for the three months ended June 30, 2006. Consulting expense primarily increased as a result of a consultant receiving a higher monthly rate as approved by our Board of Directors. We anticipate that our consulting expense will decrease as we do not presently have the intention of hiring additional outside consultants. .

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense increased from $131,038 for the three months ended June 30, 2005 to $461,248 for the three months ended June 30, 2006. Professional fees expense primarily increased due to legal fees relating to the acquisition of the DisplayCard assets of nCryptone, legal fees for the maintenance and establishment of the company's intellectual property rights and the legal and accounting fees relating to our requirements to operate as a public company. We anticipate that professional fees will continue to increase as we will continue to incur greater costs in maintaining and establishing our intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs remained the same with $176,934 for the three months ended June 30, 2005 and $179,965 for the three months ended June 30, 2006 We expect our research and development expenses to increase as we continue to invest in developing new credit card enhancements.

Interest income. Interest income increased from $3 for the three months ended June 30, 2005 to $64,373 for the three months ended June 30, 2006 due to an increased operating cash balance that was earning interest during the three months ended June 30, 2006.

Interest expense. Interest expense decreased from $15,652 for the three months ended June 30, 2005 to $288 for the three months ended June 30, 2006 primarily due to lower debt during the three months ended June 30, 2006.

COMPARISON OF THE SIX MONTHS PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005

OVERVIEW

Our financial results for the six months ended June 30, 2006 reflect a net loss of $2,792,215, or $0.15 per share (basic and diluted), compared to a net loss of $1,254,046, or $0.15 per share (basic and diluted), for the six months ended June 30, 2005.

The major factors contributing to our net loss of $2,792,215 during the second quarter of 2006 were administrative expenses, professional fees and research and development expenses relating to new products and improving existing products.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue decreased from $2,745 for the six months ended June 30, 2005 to $2,228 for the six months ended June 30, 2006. The decrease resulted primarily from fewer royalties received from the LensCard. LensCard revenues continue to be minimal as we have not been actively marketing the LensCard product or licensing the LensCard product to third parties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees, fees relating to public and investor relations and depreciation expense.

Administrative expense increased from $508,610 for the six months ended June 30, 2005 to $1,849,856 for the six months ended June 30, 2006. Administrative expense increased primarily due to stock compensation expense, expenses relating to the issuance of warrants to firms performing investor relations services, additional employees, insurance costs, compensation expense relating to the vesting of employee and director's stock options, and travel expenses relating to business development. We anticipate that administrative expense will increase in absolute dollars as we incur increased costs associated with continuing to establish our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense increased from $15,000 for the six months ended June 30, 2005 to $42.500 for the six months ended June 30, 2006. Consulting expense primarily increased as a result of a consultant receiving a higher monthly rate as approved by our Board of Directors. We anticipate that our consulting expense will decrease as we do not presently have the intention of hiring additional outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense increased from $265,731 for the six months ended June 30, 2005 to $643,627 for the six months ended June 30, 2006. Professional fees expense increased due to legal fees relating to the acquisition of the DisplayCard assets of nCryptone, legal fees for the maintenance and establishment of the company's intellectual property rights and the legal and accounting fees relating to our requirements to operate as a public company. We anticipate that professional fees will continue to increase as we will continue to incur greater costs in maintaining and establishing our intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs decreased from $445,807 for the six months ended June 30, 2005 to $343,643 for the six months ended June 30, 2006 due to a decrease in materials spending that was used for the research and development of the LightCard, SoundCard, and DisplayCard. However, we expect our research and development expenses to increase as we continue to invest in developing variations on the DisplayCard and new card enhancements.

Interest income. Interest income increased from $128 for the six months ended June 30, 2005 to $88,384 for the six months ended June 30, 2006 due to an increased operating cash balance that was earning interest during the six months ended June 30, 2006.

Interest expense. Interest expense decreased from $20,969 for the six months ended June 30, 2005 to $801 for the six months ended June 30, 2006 since there was insignificant debt outstanding during the six months ended June 30,2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity had been cash and cash equivalent balances, which were $3,277,532 at December 31, 2005 and $12,032,000 as of June 30, 2006. Since our inception, we have incurred significant losses, and as of December 31, 2005 and June 30, 2006 we had an accumulated deficit of $6,866,947 and $9,659,162, respectively.

Net cash used in operating activities was $2,237,385 for the six months ended June 30, 2006 as compared with $770,750 for the six months ended June 30, 2005. The increase was due primarily to a greater net loss and additional purchases of raw materials held for production and deposits for raw materials held for production.

Net cash used in investing activities was $51,625 for the six months ended June 30, 2006 as compared with $261,019 for the six months ended June 30, 2005. The decrease was due to less production equipment being purchased during the six months ended June 30, 2006.

Net cash provided by financing activities was $11,043,475 for the six months ended June 30, 2006 as compared to net cash provided by financing activities of $489,985 for the six months ended June 30, 2005. The increase occurred because of $11,356,500 in gross proceeds from the private offering that took place during the six months ended June 30, 2006.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded primarily through equity financings totaling $21,622,316. We believe that we will have enough funding to meet our cash needs and continue our operations for the next twelve months.

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

On May 24, 2004, we obtained a loan in the amount of $246,128. We were required to pay interest at a rate equal to a prime rate set by City National Bank, which was 4.0%, on the loan. Beginning on December 31, 2004, we paid this loan in 10 principal payments of $6,837, but did not make the one final principal and interest payment of $158,090 on the maturity date of July 31, 2005. City National Bank then extended this loan until April 30, 2006. Additionally, on May 24, 2004, we renewed three notes payable, each in the amount of $150,000, from City National Bank that were originally dated April 22, 2003, July 16, 2003 and September 24, 2003. Of the three notes payable, one had an interest rate of 4.1%, one had an interest rate of 3.1% and one had an interest rate of 1.9%. Beginning on December 31, 2004, we were required to pay monthly interest payments on amounts drawn from the notes payable, with all outstanding principal and accrued and unpaid interest due on April 30, 2006. Prior to each note payable being fully repaid, we had drawn the full amount, $150,000 on each note payable, for an aggregate amount of $450,000 drawn through October 18, 2005. On October 19, 2005, we repaid all outstanding notes to City National Bank, including interest, totaling $595,629. We have no further borrowing capacity relating to any of these notes. As of June 30,2006 we owed $0 relating to these notes from City National Bank.

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

In March 2005, we obtained loans in the form of secured demand promissory notes totaling $500,000 from Bristol Investment Fund, Ltd. and Union Finance International, Corp. Union Finance International Corp. loaned us $333,000 on June 30,2005 while Bristol Investment Fund, Ltd. loaned us $167,000 on March 30, 2005 for the combined total of $500,000. The secured demand promissory notes created security interests in our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes were payable without notice by the demand of Union Finance International Corp. or Bristol Investment Fund, Ltd. There was no further borrowing capacity under both of the secured demand promissory notes. On October 11, 2005, Union Finance International Corp. transferred its $333,000 loan plus interest to BSR Investments, Ltd. On October 19, 2005, BSR Investments, Ltd. converted the loan plus interest totaling $347,816 into 347,816 shares of common stock and a warrant to purchase up to 173,908 shares of our common stock at an exercise price of $1.25 per share. On October 20, 2005 the loan, including interest, amounting to $174,504 obtained from Bristol Investment Fund, Ltd. was repaid. As of June 30, 2006, we owed Bristol Investment Fund, Ltd. and BSR Investments, Ltd. $0 relating to these secured demand promissory notes. There is no further borrowing capacity relating to any of these notes.

In August 2005, we obtained loans in the form of secured demand promissory notes totaling $200,000 from Bradley Ross and Rodger Bemel. Bradley Ross loaned us $150,000 and Rodger Bemel loaned us $50,000 on August 31, 2005 for the combined total of $200,000. The secured demand promissory notes were secured by our assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The secured demand promissory notes were payable without notice by the demand of Bradley Ross or Rodger Bemel. There was no further borrowing capacity under both of the secured demand promissory notes. On October 19, 2005 we repaid the principal amounts owed to both Bradley Ross and Rodger Bemel in full. As of June 30, 2006, we owed Bradley Ross and Rodger Bemel $0 relating to these secured demand promissory notes. There is no further borrowing capacity relating to any of these notes.

On October 19, 2005, we completed a private equity financing pursuant to which we raised gross proceeds of $6,500,000 and converted $571,066 of indebtedness. The transaction was a unit offering, pursuant to which each investor or debt holder received a unit comprised of one share of restricted common stock and warrants convertible into 0.50 shares of restricted common stock, resulting in the placement of an aggregate 7,071,066 shares of restricted common stock and warrants convertible into an additional 3,535,533 shares of restricted common stock. The warrants have an exercise price of $1.25 per share and expire on October 19, 2010. Twenty-five investors participated in the transaction. Each and all of the investors in this financing qualified as an "accredited investor" as that term is defined in the Securities Act of 1933, as amended. The financing was arranged by TR Winston & Company, a fund manager, which received a net commission of 6% of the total gross proceeds and a warrant to purchase 780,000 shares of the Company's common stock at an exercise price of $1.25 per share that expires on October 19, 2010. Additionally, we issued a warrant to purchase 117,600 shares of our common stock at an exercise price of $1.25 per share that expires on October 19, 2010 to C.E. Unterberg, Towbin, LLC pursuant to a letter agreement we had previously entered into with C.E. Unterberg, Towbin, LLC. The following conditions were all met with respect to this transaction: (1) we did not advertise this issuance in any public medium or forum, (2) we did not solicit any investors with respect to this issuance, (3) we did not publicize any portion of the purchase or sale of the shares issued, (4) none of the shares issued were offered in conjunction with any public offering, (5) neither us nor any of the investors paid any fees to any finder or broker-dealer other than T.R. Winston & Company who acted solely as placement agent and was paid a transaction fee by us in conjunction with this issuance. There are no material relationships between the Company, the investors or their respective affiliates.

On May 30, 2006, we issued 3,785,500 shares of common stock at a price of $3.00 per share to accredited investors pursuant to a private placement for total gross proceeds of $11,356,500. T.R. Winston & Company served as placement agent for the securities sold in this transaction and received a net commission of 5% of the total gross proceeds and a warrant to purchase 113,565 shares of our common stock at an exercise price of $3.30 per share that expire on May 30, 2011. The shares of common stock we issued and the shares of common stock underlying warrants issued on May 30, 2006 have full ratchet anti-dilution protection for 12 months. If during 12 months following May 30, 2006, we obtain additional capital through the issuance of equity securities, other than the issuance of shares of common stock or securities convertible into or exchangeable for common stock of InCard in connection with (i) any mergers or acquisitions of securities, business, property or other assets (ii) joint ventures or other strategic corporate transactions, (iii) any other transaction, the primary purpose of which is not to raise capital for the company, (iv) the exercise of an option or warrant or the conversion of a security outstanding as of May 30, 2006, or (v) any employee benefit plan that has been adopted by our board and our shareholders, the holders of these then-existing shares will receive full ratchet anti-dilution protection.

FUTURE NEEDS

We have made and will continue to make commitments to our various suppliers for the purchase of DisplayCards. We anticipate that the sales of our products will not be sufficient to sustain our operations. Although we are in discussions with various investment banks, we currently do not have any binding commitments for, or readily available sources of, additional financing. In the event that additional financing is required, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 30, 2006, the Company completed a private equity financing pursuant to which the Company raised gross proceeds of $11,356,500. The transaction was a common stock offering, resulting in the placement of an aggregate 3,785,500 shares of restricted common stock. Eighteen investors participated in the transaction. Each and all of the investors in this financing qualified as an “accredited investor” as that term is defined in the Securities Act of 1933, as amended. The financing was arranged by TR Winston & Company, a fund manager, which received a net commission of 5% of the total gross proceeds and a warrant to purchase 113,565 shares of the Company’s common stock at an exercise price of $3.30 per share that expires on May 30, 2011.

On June 28, 2006, the Company purchased from nCryptone all intellectual property relating to the DisplayCard under the July 25, 2005 Joint Development Agreement with nCryptone, all nCryptone intellectual property relating to the DisplayCard, all tangible assets relating to the DisplayCard and assumed certain accounts payable directly allocable to the DisplayCard. The purchase price was 4,500,000 shares of common stock (valued at $19,741,500) and an agreement to pay $1 million1 within one year from closing for a license relating to nCryptone's buzzer patent for use in the Company's SoundCard. There was no relationship between any officers, directors, and/or affiliates of the Company and the officers, directors, and or affiliates of nCryptone.

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

INNOVATIVE CARD TECHNOLOGIES, INC.

Date: August 14, 2006	/s/ Alan Finkelstein
Alan Finkelstein Chief Executive Officer, President Secretary and Chairman of the Board

Date: August 14, 2006	/s/ Bennet Price-Lientz Tchaikovsky
Bennet Price-Lientz Tchaikovsky Chief Financial Officer

Exhibit Index

Exhibit Number	Description

2.1(1)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(1)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(1)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(1)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.5(1)	Amended and Restated Certificate of Incorporation of the registrant

3.7(1)	Amended and Restated Bylaws of the registrant

10.1(1)*	2004 stock incentive plan

10.2(1)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd., #2160, Los Angeles, California 90025, dated January 5, 2003

10.3(1)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(2)	Form of common stock warrant, as amended

10.5(1)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a)(1)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(1)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7(1)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8(1)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9(1)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(1)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(1)	Promissory note (loan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(1)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24, 2004

10.13(1)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14(1)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15(1)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16(1)*	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17(1)*	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18(1)+	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19(1)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20(1)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21(1)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22(1)+	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23(1)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24(1)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25(3)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26(3)	Secured Demand Promissory Note between registrant and Roger Bemel dated August 31, 2005

10.27+(6)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28+(6)	Agreement between registrant and SmartDisplayer Technology, Co., Inc. dated July 25, 2005

10.29(4)	Form of Lock-Up agreement by and between registrant's directors and executive officers pursuant to the private placement dated October 19, 2005

10.30(5)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31(5)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33+(8)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant in 2005.

10.34 (9)	Securities Purchase Agreement dated as of May 30, 2006.

10.35(9)	Warrant issued to TR Winston dated as of May 30, 2006.

10.36(9)	Registration Rights Agreement by and between registrant and each investor dated May 30, 2006.

10.37 (10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38 (10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA.

10.39 (10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40 (10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

14(7)	Code of Business Conduct and Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.

(10) Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-135715 filed with the Securities and Exchange Commission on July 12, 2006).

* Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

+ Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.