Form 10QSB
period 2006-09-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2006-11-13
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 000-51260

INNOVATIVE CARD TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	90-0249676
(State or Other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10880 Wilshire Boulevard, Suite 950	90024
Los Angeles, California (Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding as of November 7, 2006: 28,364,308 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INNOVATIVE CARD TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
ASSETS	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$9,916,221	$3,277,532
Accounts receivable	19,830	18,297
Prepaids and other current assets	46,626	11,773
Deposits on raw materials held for production	1,504,422	100,000
Raw materials held for production	226,904	172,497
Work in progress inventory	594,101
Total current assets	12,308,104	3,580,099
PROPERTY AND EQUIPMENT, NET	250,981	241,264
RENT DEPOSITS	71,244	0
INTANGIBLE ASSETS	20,303,105	—
Total assets	$32,933,434	$3,821,363

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$127,233	$252,806
Accounts payable - related parties	1,065,234	15,000
Short term portion of capital lease	9,897	9,331
Deferred revenue	142,526	37,143
Total current liabilities	1,344,890	314,280

LONG TERM LIABILITIES
Long term portion of capital lease	860	8,355
Total liabilities	1,345,750	322,635

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 5,000,000 shares
Authorized, 0 (unaudited) and 0 shares issued and outstanding	—	—
Common stock $0.001 par value, 50,000,000 shares
Authorized, 28,246,708(unaudited) and
17,964,566 shares issued and outstanding	26,525	17,965
Additional paid-in capital	42,290,622	10,347,710
Accumulated deficit	(10,729,463)	(6,866,947)
Total stockholders' equity	31,587,684	3,498,728
Total liabilities and stockholders' equity	$32,933,434	$3,821,363

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$32,389	$133	$34,617	$2,878
Cost of Goods Sold	—	—	—	—
Gross Margin	32,389	133	34,617	2,878
Operating expenses
Administrative	792,269	283,339	2,731,453	791,950
Consulting Fees	21,250	48,750	63,750	63,750
Professional Fees	202,905	58,981	757,200	324,712
Research and development	221,824	247,411	565,471	693,218
Total operating expenses	1,238,248	638,481	4,117,874	1,873,630
Loss from operations	(1,205,859)	(638,348)	(4,083,257)	(1,870,752)
Other income (expense)
Interest income	135,796	61	224,180	189
Interest expense	(242)	(17,220)	(1,043)	(38,189)
Total other income (expense)	135,554	(17,158)	223,137	(38,000)
Income (loss) before provision
for income taxes	(1,070,305)	(655,506)	(3,860,120)	(1,908,752)
Provision for income taxes	—	—	(2,400)	(800)
Net loss	$(1,070,305)	$(655,506)	$(3,862,520)	$(1,909,552)
Basic and diluted loss per share	$(0.04.)	$(0.06)	$(0.18)	$(0.21)
Weighed-average
common shares outstanding	27,945,455	10,893,500	21,909,690	9,053,985

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2005	—	$—	17,964,566	$17,965	$10,347,710	$(6,866,947)	$3,498,728
Exercise of warrants (unaudited)	—	—	274,500	275	280,351	—	280,625
Issuance of 3,785,500 shares of
Common Stock (unaudited)	—	—	3,785,500	3,785	11,352,715	—	11,356,500
Offering costs (unaudited)	—	—	—	—	(1,027,318)	—	(1,027,318)
Issuance of 4,500,000 shares of
Common Stock issued in
Connection with the acquisition (unaudited)
Of certain assets of nCryptone (unaudited)			4,500,000	4,500	19,737,000	—	19,741,500
Stock compensation expense
(unaudited)	—	—	—	—	316,827	—	316,827
Warrant compensation expense
(unaudited)	—	—	—	—	1,283,338	—	1,283,338
Cashless exercise of warrants (unaudited)			1,722,142
Net loss for the nine months
ended September 30, 2006 (unaudited)	—	—	—	—	—	(3,862,520)	(3,862,520)
Balance, September 30, 2006 (unaudited)	—	$—	28,246,708	$26,525	$42,290,622	$(10,729,467)	$31,587,680

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(3,862,520)	$(1,909,552)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	81,658	51,864
Stock compensation expense	316,827	—
Warrant compensation expense	838,845	—
(Increase) decrease in Accounts receivable	13,297	3,315
Prepaid expenses and other current assets	(34,852)	29,235
Deposits on raw materials held for production	(1,006,465)	(135,951)
Raw materials held for production	(648,509)	—
Payment for Rental Deposit	(71,244)
Increase (decrease) in Accounts payable and accrued expenses	(125,574)	780,063
Accounts payable - related parties	50,224	190,831
Deferred revenue	105,383	(3,058)
Net cash used in operating activities	(4,342,930)	(993,253)
Cash flows from investing activities
Purchase of Property and Equipment	(65,752)	(269,702)
Net cash used in investing activities	(65,752)	(269,702)
Cash flows from financing activities
Gross Repayment from/of notes payable	—	(54,701)
Proceeds from exercise of warrants	280,625	—
Proceeds from Demand Notes	—	50,000
Payable Related Parties	—	650,000
Advance stock subscriptions	—	196,000
Proceeds from 5/30/06 Common Stock offering	11,356,500	—
Offering costs- 5/30/06 Common Stock offering	(582,825)	—
Interest payable- related parties	—	21,183
Interest paid	—	333
Payments on capital lease	(6,928)	(6,405)
Net cash provided by financing activities	11,047,372	856,410
Net decrease in cash and cash equivalents	6,638,689	(406,545)
Cash and cash equivalents, beginning of year	3,277,532	541,784
Cash and cash equivalents, end of period	$9,916,221	$135,239

The accompanying notes are an integral part of these consolidated financial statements

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

Supplemental disclosures of cash flow information

Interest paid	$243	$17,200
Income tax paid	$—	$800

On May 30, 2006, the Company issued warrants to purchase 113,565 shares of common stock at an exercise price of $3.30 to T.R Winston in conjunction with the Company’s May 30, 2006 financing and recognized $444,493 in offering costs relating to the issuance of these warrants.

On June 28, 2006 the Company exchanged 4,500,000 shares of its common stock for certain assets of nCryptone. Among the assets acquired were: intangible assets of $19,303,095, accounts receivable of $14,830, fixed assets of $25,619, and deposits on raw materials inventory of $397,956.

On June 28, 2006, the Company entered into an agreement with nCryptone whereby for $1,000,010, the Company could acquire a license to nCryptone's buzzer patent exclusively for the Company's Sound Card, a card that emits a musical sound by pressing a button on the card. The license to the buzzer patent is royalty-free, and expires on November 2018 and the $1,000,010 is payable within one year of June 28, 2006.

On July 17, 2006, warrant holders cashlessly exercised 2,150,000 warrants resulting in the issuance of 1,722,142 shares of Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (CONTINUED)

COMPANY OVERVIEW

The Company (as defined in Note 2) researches, develops and markets technology-based card enhancements that enable issuers to improve card functionality, reduce attrition and increase acquisition rates of customers. It commenced sales of its first product, the LensCard, or a card embedded with a small magnifying lens, in 1998. Since 2002, its core focus has been and continues to be research and development and marketing of its power inlay technology which brings power-based applications, including light, sound and display screens, to cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. The Company has devoted a significant majority of its efforts to complete the development of its power inlay technology, initiate marketing and raising the capital required to do so. The Company has generated limited revenues from licensing its LensCard product, most of which have terminated.

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

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Innovative Card Technologies and its wholly-owned subsidiary, PSA Co., LensCard US, LLC, and LensCard International (the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

The Company's revenue is partially derived from various royalty agreements and is recognized when sales are reported by the licensee. Deferred revenue consists of payments received in advance of revenue being reported by the licensee to the Company. The Company also derived revenue from contracts with clients relating to non recurring engineering engagements whereby for a fee, the Company creates a DisplayCard specifically for that client. If the Company is able to determine the costs of completing a non recurring engineering engagement, it will recognize revenues and costs according to the percentage of completion method. If the Company is unable to determine its costs for the non recurring engineering engagement, it will recognize revenue based upon the completed contract method.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INVENTORY

The Company records its raw materials inventory at the cost paid to the third party manufacturer. The Company records its Work in progress inventory at the cost paid to the third party manufacturer. Only third party costs are allocated to inventory. No internal costs are allocated to inventory.

STOCK BASED COMPENSATION

Effective with the Company's fiscal year that began on January 1, 2006, the Company has adopted the accounting and disclosure provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123R, "SHARE-BASED PAYMENTS" using the modified prospective application transition method. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. During the nine months ended September 30, 2006, the Company incurred $316,827 of compensation expense relating to the vesting of stock options which increased the Company's Additional Paid in Capital account.

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

Since their effect would have been anti-dilutive, common stock equivalents of 4,772,198 warrants and 1,925,000 stock options were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2006. Since their effect would have been anti-dilutive, common stock equivalents of 2,400,000 warrants and 1,235,000 stock options were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2005.

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

The significant components of the provision for income taxes for the nine months ended September 30, 2006 and 2005 were $2,400 and $800, respectively. This current provision contains no deferred state or federal income taxes.

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

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The Company believes that the adoption of FIN No. 48 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently determining the effect, if any, the adoption of SFAS No. 157 will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company believes that the adoption of SFAS No. 158 will not have a material impact on the Company’s financial position, results of operations or cash flows.

 In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - DEPOSITS ON RAW MATERIALS HELD FOR PRODUCTION

Deposits for raw materials held for production at September 30, 2006 and December 31, 2005 consisted of the following and are stated at the amount deposited:

	September 30, 2006	December 31, 2005
	(unaudited)
Deposits on raw materials held for production
(display & manufacturing component)	$1,504,422	$100,000
TOTAL	$1,504,422	$100,000

These deposits for raw materials are held with three vendors.

NOTE 4 - RAW MATERIALS AND WORK IN PROGRESS INVENTORY HELD FOR PRODUCTION

Raw materials and work in progress inventory held for production at September 30, 2006 and December 31, 2005 consisted of the following and is stated at the lower of cost or market:

	September 30, 2006	December 31, 2005
	(unaudited)
Raw materials held for production
(battery component)	$226,904	$172,497
Work in progress inventory	594,101	—
TOTAL	$821,005	$172,497

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(unaudited)
Computer equipment	$26,678	$16,939
Office equipment	8,168	8,168
Furniture and fixtures	18,270	18,270
Production equipment, capital lease	32,598	32,598
Leasehold improvements	5,610	5,610
Production equipment	351,335	269,698
	442,659	351,283
Less accumulated depreciation and amortization	(191,678)	(110,019)
TOTAL	$250,981	$241,264

Depreciation and amortization expense was $35,514 (unaudited), $29,731 (unaudited), $81,658 (unaudited) and $51,864 (unaudited), for the three and nine months ended September 30, 2006 and 2005, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSET VALUATION

Upon the completion of the acquisition of nCryptone on June 28, 2006, the Company allocated the purchase price in accordance with the signed agreement with nCryptone assigning a temporary value of $19,303,095 to intangible assets and $1,000,010 to a patent license fee. The amounts assigned to goodwill and the patent license fee are being reviewed by the Company to determine the fair values and estimated useful lives of the intangible assets. The $1,000,010 patent license fee will be amortized over the life of the patent (12 years through November 2018). The Company has retained a third party valuation firm to assist the Company with the valuation of the intangible assets and patent license fee. The Company has received the report from the third party valuation firm and is in the process of determining the accounting treatment of the intangible assets. The total purchase price of the DisplayCard assets of nCryptone is summarized as follows:

Common Stock:	$19,741,500

Total Purchase Price:	$19,741,500

The valuation of the DisplayCard assets of nCryptone was estimated as of the acquisition date and the purchase price is subject to future adjustments. If the valuation is less than the value of the common stock as initially documented by the parties, the purchase price will be adjusted downward accordingly. Any such adjustment will be recorded as an adjustment to intangible assets and reflected in the final purchase price allocation.

The Company’s preliminary allocation of the purchase price is summarized as follows:

Assets:
Intangible Assets	$19,303,095
Accounts Receivable	14,830
Equipment	25,619
Inventory	397,956
Total Assets	$19,741,500

The Company has received the valuation analysis from the third party valuation firm and once The Company determines the accounting treatment, The Company may revise the allocation accordingly.

NOTE 7 - PROVISION FOR INCOME TAXES

The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At September 30, 2006, the Company has approximately $7,475,242 (unaudited) and $7,558,134 (unaudited) in federal and state loss carryforwards available to offset taxes through December 31, 2025 and 2011, respectively.

The Company's deferred tax asset at September 30, 2006 of $3,247,892 (unaudited) consists of loss carryforwards, state taxes, and deferred revenue and has been offset entirely by a valuation allowance. The valuation allowance account has been increased by $1,604,243 during the nine months ended September 30, 2006.  The availability of the net operating losses to offset future taxable income may be limited as a result of ownership changes in 2006 or prior years with the acquisition of nCryptone in 2006, pursuant to Internal Revenue Code Section 382. In addition, utilization of the net operating loss carryforwards would also be subject to annual usage limitation, as defined. Net operating loss limitations under Section 382 may significantly impact the timing and amount of future income tax obligations, if any. The amount of such limitation, if any, has not yet been determined.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE

Until September 30, 2006, the Company subleased its office space under a non-cancelable operating lease agreement from a stockholder. The lease required minimum monthly payments of $2,568, and required the Company to pay 15.03% of any additional rents and/or charges of any kind due from Bemel & Ross. Since May 2005, the lease became a month to month tenancy cancelable by either party with thirty days notice. The additional rents and/or charges that may be due consist of direct costs passed through the master landlord to Bemel & Ross. The direct costs are based on operating costs during the calendar year ending December 31, 2003, or the base year. Thereafter, if the direct costs in a subsequent year exceed the direct costs in the base year, the master landlord bills Bemel & Ross its proportionate share of the excess of direct costs, which may include tax costs related to real estate and/or costs and expenses incurred by the master landlord in connection with common areas of the building, the parking structure or the cost of operating the building. Through September 30, 2006, Bemel & Ross has charged the Company for additional rents and/or charges in the amount of $2,165. Future minimum lease payments under this operating lease agreement at September 30, 2006 are $0. The company terminated this lease on September 30, 2006.

On September 14, 2006. the Company entered into a sublease with sublandlord Bergman & Dacey, Inc. which commences on October 1, 2006 and expires on July 31, 2009. The Company deposited $71,244 and paid the first month's rent for October 2006. The lease requires minimum monthly payments of $16,788.60, and requires the Company to pay 32.5% of additional rents charged to Bergman & Dacey. Additional rents include building common area operating expenses, taxes and insurance. The minimum rent increases 3% on October 1st each year. Future minimum lease payments shall be $33,577 in the fourth quarter of 2006 and $202,974, $209,063 and $124,677 in calendar years 2007, 2008 and 2009 respectively.

Rent expense was $8,482 (unaudited), $8,993 (unaudited), $24,723 (unaudited) and $28,047 (unaudited) for the three and nine months ended September 30, 2006 and 2005, respectively.

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

On April 2, 2004, Alan Finkelstein, Bradley Ross and Michael Paradise, who owned one percent of Mr. Finkelstein's interest in the royalty payments, collectively transferred their rights to the royalty payments to the company in exchange for an aggregate of 5,500,000 shares of the company's common stock. The company then immediately transferred these royalty rights to PSA Co, Inc., a Delaware corporation, in exchange for 25,000 shares of PSA Co's common stock, or all of its outstanding common stock, causing PSA Co to become our wholly owned subsidiary. As of June 30, 2004, these royalty payments accounted for 100% of the company's revenue on a consolidated basis.

On April 6, 2004, LensCard US LLC exchanged all of its outstanding membership interests the company for 1,000,000 shares of the Company's common stock. Effective April 6, 2004, LensCard International Limited merged with and into our company. As a result of this reorganization and merger, the company owns the intellectual property rights to the LensCard and is obligated to make payments related to these rights to PSA Co, our wholly owned subsidiary.

As of Septemer 30, 2006, sales have not been sufficient to require any payments pursuant to the above agreements to PSA Co., the Company's wholly owned subsidiary. Any future payments that may be required will be recorded as a reduction of revenue.

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

EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with Alan Finkelstein, its Director and President; the initial term of three years, began January 1, 1998 and has since January 1, 2000 renewed for successive one year terms. As of September 30, 2006, the termination date is December 31, 2006. However, the agreement automatically renews if not terminated. Mr. Finkelstein earns $16,667 as a monthly salary.

NOTE 9 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

•
From April 7, 2004 through October 18, 2004, investors purchased 2,568,500 shares of LensCard Corporation convertible series A preferred stock ("Preferred Stock") for $2,568,500, which includes the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of Series A Preferred Stock that were issued on April 7, 2004. Not included in the $2,568,500 is the conversion of unsecured advances owed to certain stockholders by the Company totaling $275,000 into 275,000 shares of Series A Preferred Stock. Each share of Preferred Stock has a $.001 par value, a non-cumulative dividend of $0.06 per share when and if declared by the board of directors, liquidation preference over the common stock, and conversion rights into one share of common stock at $1 per share. Each share of Preferred Stock was automatically converted into shares of common stock upon either (i) a majority of the outstanding shares of Preferred Stock, voting as a separate class, approves the conversion; or (ii) some or all of the common shares underlying the Preferred Stock are covered by an effective registration statement filed with the SEC. On May 5, 2005, the SEC declared the registration statement that covered, in part, common stock underlying the Preferred Stock effective.At such time all 2,843,500 outstanding shares of Preferred Stock converted into common stock.

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price
Outstanding,
December 31, 2005 (unaudited)	6,833,133	$1.16
Granted during 2006 (unaudited)	363,565	3.51
Exercised during 2006 (unaudited)	(2,424,500)	$1.00
Outstanding, September 30, 2006 (unaudited)	4,772,198	$1.42

During the nine months ended September 30, 2006, warrant holders exercised 2,424,500 warrants resulting in the issuance of 1,996,639 shares of common stock and proceeds to the Company of $280,625 (unaudited). Fewer common shares were issued because of the “net exercise” of certain of these warrants.

The Company recognized $0  (unaudited) in general and administrative fees and $0  (unaudited) in offering costs relating to the issuance of warrants during the three months ended September 30, 2006.

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

The Company reserved a total of 2,215,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The board of directors, or a committee of the board, administers the 2004 Stock Incentive Plan. Stock options are generally granted with terms of up to ten years and vest over a period of five years under the 2004 Stock Incentive Plan. The administrator determines the exercise price of options granted under the 2004 Stock Incentive Plan, but the exercise price must not be less than 85% of the fair market value of the Company's common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value per share of the Company's common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of the Company's common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company's outstanding stock or the outstanding stock of any parent or subsidiary of the Company, the term must not exceed five years an the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

The 2004 Stock Incentive Plan will automatically terminate on August 5, 2014, unless it terminates sooner because all shares available under the Plan have been issued or all outstanding options terminate in connection with a change of control. In addition, the board of directors has the authority to amend the 2004 Stock Incentive Plan provided its action does not impair the rights of any participant.

The following summarizes stock option transactions for the period shown:

	Nine Month Period Ended September 30, 2006 (unaudited)
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of period	1,625,000	$1.00
Options granted	300,000	3.14
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	1,925,000	$1.33
Exercisable at end of nine month period	560,000	$1.00

	Nine Months Period Ended September 30, 2006 (unaudited)
NON-VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Non-vested at beginning of period	1,115,000	$1.00
Options granted	300,000	3.14
Options forfeited	—	—
Options expired	—	—
Options vested	(50,000)	1.00
Non-vested at end of nine month period	1,365,000	$1.47

The weighted average grant-date fair value of options granted during the nine month period ended September 30, 2006 was $3.14.

The weighted average remaining contractual lives of the options outstanding and options exercisable at September 30, 2006, were 7.89 years and 7.23 years, respectively.
The Company recorded $316,827 of compensation expense for employee stock options during the nine month period ending September 30, 2006. At September 30, 2006, there was a total of $1,623,974 of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the nine month period ended September 30, 2006 was approximately $69,800. The aggregate intrinsic value of total outstanding options and total exercisable options was $6,103,050 and $1,849,700, respectively as of September 30, 2006.

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

 NOTE 9 - STOCKHOLDERS' EQUITY (continued)

If the fair value method had been applied, the Company's net loss and earnings per share would have been reduced to the pro forma amounts as follows:

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
	(unaudited)	(unaudited)
Net loss:
As reported	$(1,909,522)	$(655,506)
Less: Total share-based employee compensation expense
determined under fair value method for employee stock options, net of tax	(168,750)	(56,250)
Pro forma net loss	$(2,078,272)	$(711,756)
Basic and diluted loss per Share:
As reported	$(0.21)	$(0.06)
Pro forma	$(0.23)	$(0.07)

The Black Scholes assumptions used are listed below:

Nine Months Ended September 30, 2005
(unaudited)

Risk free interest rate	3.49%
Dividends	—
Volatility factor	200%
Expected life	10 years
Annual forfeiture Rate	0%

NOTE 10 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at December 31, 2005 and September 30, 2006 consisted of amounts due for legal, expense reimbursement, and license fees and were $15,000 and $1,065,234 (unaudited), respectively. As of December 31, 2005 and September 30, 2006, $5,000 and $50,000 (unaudited) is owed to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm which, the Company's director, George Hoover, is a partner in, $10,000 and $ 0 (unaudited) is owed to Alan Finkelstein, a related party, and $0 and $1,015,234 (unaudited) is owed to nCryptone, S.A., respectively. The September 30, 2006 amounts are currently due to BSTZ and nCryptone, S.A..

CONSULTING AGREEMENTS

The Company entered into Consulting Agreements with Forest Finkelstein, who is a related party. During the nine months ended September 30, 2006 and 2005, the Company paid $63,750 (unaudited) and $5,000 (unaudited), respectively, to Forest Finkelstein.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a director of the Company, is a partner in. During the nine months ended September 30, 2006 and 2005, the Company paid $148,846 (unaudited) and $99,633 (unaudited), respectively, to this entity for legal services rendered.

NOTE 11 - SUBSEQUENT EVENTS (UNAUDITED)

 On October 3, 2006, a warrant holder exercised 88,950 warrants resulting in the issuance of 88,950 shares of common stock for proceeds of $111,187.50.

On October 16, 2006, a warrant holder exercised 28,650 warrants resulting in the issuance of 28,650 shares of common stock for proceeds of $35,812.50.

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

OVERVIEW

Since 2002, our core focus has been and continues to be on research and development and marketing of our power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to ISO compliant cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. We have devoted a majority of our efforts to complete the development of our power inlay technology, initiate marketing and raising the financing required to do so and fund our expenses. We have generated limited revenues that derive from licensing agreements of our LensCard product, most of which have terminated, and initial sales of the LightCard. At this time, we have no plans to renew the LensCard licensing agreements or to further market or sell the LensCard, unless requested by a customer. We are actively pursuing sales of our DisplayCard.

Since inception, we have been unprofitable. We incurred a net loss of $3,862,520 during the nine months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of $10,729,463. Our continued existence is dependent upon our ability to obtain additional financing. We anticipate that the sales of our LightCard, SoundCard, and DisplayCard will not be sufficient enough to sustain our operations, and further anticipate that after such introduction we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months, as they relate to retaining and obtaining key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology, have been and will continue to be significant. To date, our operations have been funded primarily through equity financings totaling $21,769,316. We believe that we will have enough funding to meet our cash needs and continue our operations for the next twelve months.

Our first product, the LightCard, or a financial card that has a light with or without a magnifying lens, has been fully developed. Presently, we are able to produce 20,000 LightCards per month. If the demand for the LightCard is substantial and we decide to increase production capacity, we may be able to increase our capacity up to 100,000 total cards per month if we are able to order and have additional production equipment delivered, installed, and operational within six months. However, our ability to produce up to 100,000 LightCards per month is limited to the amount of component parts we are able to procure. One of these key components of our power inlay technology, which provides the power to our cards, is the battery which is presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture LightCards is unknown at this time, as we have not produced the LightCards on a mass production basis. Additionally, if there is no demand for the LightCard by banks that issue financial cards we will have no benefit from the LightCard.

Our second product, the SoundCard, or a financial card that emits a monophonic tone such as "Happy Birthday" or "Jingle Bells", has been fully developed. The SoundCard and DisplayCard are being produced using a similar manufacturing process. Since, the market demand for the DisplayCard significantly outpaces market demand for the SoundCard, we are devoting all of our resources to manufacturing the DisplayCard and therefore do not anticipate allocating any resources to build the SoundCard in the near future. However, if the demand for the SoundCard is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 400,000 SoundCards per month within five months. However, our ability to produce up to 200,000 SoundCards per month is limited to the amount of component parts we are able to procure. One of these key components of our power inlay technology, which provides the power to our cards, is the battery and presently available from only one supplier, Solicore, Inc. Our projected cost to manufacture the SoundCards is unknown at this time, as we have not produced the SoundCards on a mass production basis. Additionally, if there is no demand for the SoundCard by banks that issue financial cards we will have no benefit from the SoundCard.

Our third power-based card enhancement, the DisplayCard with one time password, or DisplayCard OTP, will be available for issuance on a limited quantity basis in the end of 2006. We estimate that we will be initially able to produce 200,000 DisplayCard OTP per month. If the demand for the DisplayCard OTP is substantial and we decide to increase our production capacity, we may be able to increase capacity up to 400,000 DisplayCard OTP per month within five months. Our ability to produce the DisplayCard OTP is limited to the component parts we are able to procure. Two of these key components of the DisplayCard OTP are the battery, presently available from only one supplier, Solicore, Inc. and the display, presently available from only one supplier, SmartDisplayer. Our projected cost to manufacture the DisplayCard OTP is unknown at this time, as we have not produced the DisplayCard OTP on a mass production basis. Additionally, if there is no demand for the DisplayCard OTP by banks that issue financial cards or other entities that issue non-financial cards we will have no benefit from the DisplayCard OTP.

Our other products that are designed to use the power inlay technology are still in the early stages of development. At this time, we are unable to determine when the other products will become fully developed, manufactured and sold to banks that issue financial cards or other entities that issue non-financial cards.

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

Revenue recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We recognize certain long-term contracts using the completed-contract method in accordance to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of contracts.”

To date, we have generated revenue from two sources: licensing of the LensCard to various credit card issuers and selling the LightCard to a credit card issuer. The LensCard is composed of a credit card with a small magnifying lens embedded into the card. We sell time-based LensCard licenses to various credit card issuers. We recognize royalties attributable to these time-based licenses as they are sold to the credit card issuers' customers. Royalty revenue is recognized when each LensCard is sold by an issuer in accordance with SAB 104.

We anticipate that the majority of our revenues in the coming year will come from financial cards that contain a display. We intend to sell these DisplayCards through resellers who will then sell the DisplayCards to banks that issue financial cards or other entities that issue non-financial cards.

We currently have no arrangements with any companies with regard to revenue sharing or licensing fees for financial cards that contain a light and magnifying lens. We have agreements with two banks that issue financial cards for the LensCard product, one which expired on December 31, 2004. The revenue generated from the LensCard agreements is negligible, and we expect that the sales of the LensCard will have no impact on our results of operations. We have entered into two reseller agreements for the DisplayCard, one with Gemplus (now Gemalto) and the other with nCryptone. To date, these agreements have generated no revenue.

Deferred revenue is recorded when the payments from the credit card issuers are received by us prior to the sale of the LensCard to the credit card issuers' customers or as deposits are received from third parties for the development of products.

Accounts receivable allowances. Because our sales to date have been limited and have been solely to large credit card issuers, we have experienced very few issues surrounding payment for products and services. Consequently, we have no allowances for doubtful accounts. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

OVERVIEW

Our financial results for the three months ended September 30, 2006 reflect a net loss of $1,070,304, or $0.04 per share (basic and diluted), compared to a net loss of $655,508, or $0.06 per share (basic and diluted), for the three months ended September 30, 2005.

The major factors contributing to our increased net loss of $1,070,305 during the third quarter of 2006 were administrative expenses, professional fees and research and development expenses relating to new products and improving existing products.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue increased from $133 for the three months ended September 30, 2005 to $32,389 for the three months ended September 30, 2006. The increase resulted primarily from recognition of deferred revenue on LensCard royalties received from a terminated licensing agreement.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees, fees relating to public and investor relations and depreciation expense.

Administrative expense increased from $284,141 for the three months ended September 30, 2005 to $792,265 for the three months ended September 30, 2006. Administrative expense increased primarily due to the hiring of additional employees, insurance costs, compensation expenses relating to the vesting of employee and director's stock options, and travel expenses relating to business development. We anticipate that administrative expenses will increase in as we incur increased costs associated with establishing our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense decreased from $48,750 for the three months ended September 30, 2005 to $21,250 for the three months ended September 30, 2006. Consulting expense primarily decreased as a consultant had received a retroactive consulting fee in the third quarter of 2005 as approved by our board of directors. We anticipate that our consulting expense will remain relatively constant as we do not presently have the intention of hiring additional outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense increased from $58,981 for the three months ended September 30, 2005 to $202,905 for the three months ended September 30, 2006. Professional fees expense increased due to legal fees for the maintenance and establishment of the company's intellectual property rights and the legal and accounting fees relating to our requirements to operate as a public company. We anticipate that professional fees will continue to increase as we will continue to incur greater costs in maintaining and establishing our intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs decreased from $247,411 for the three months ended September 30, 2005 to $221,824 for the three months ended September 30, 2006 due to a decrease in materials spending that was used for the research and development of the LightCard, SoundCard, and DisplayCard. We expect our research and development expenses to increase as we continue to invest in developing new credit card enhancements.

Interest income. Interest income increased from $61 for the three months ended September 30, 2005 to $135,796 for the three months ended September 30, 2006 due to an increased operating cash balance that was earning interest during the three months ended September 30, 2006.

Interest expense. Interest expense decreased from $17,220 for the three months ended September 30, 2005 to $242 for the three months ended September 30, 2006 primarily due to lower debt during the three months ended September 30, 2006.

COMPARISON OF THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

OVERVIEW

Our financial results for the nine months ended September 30, 2006 reflect a net loss of $3,862,520, or $0.18 per share (basic and diluted), compared to a net loss of $1,909,552, or $0.21 per share (basic and diluted), for the nine months ended September 30, 2005.

The major factors contributing to our increased net loss of $3,862,520 during the third quarter of 2006 were administrative expenses, professional fees and research and development expenses relating to new products and improving existing products.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue increased from $2,878 for the nine months ended September 30, 2005 to $34,617 for the nine months ended September 30, 2006. The increase resulted primarily from additional royalty revenue recognized from the LensCard. LensCard revenues continue to be minimal as we have not been actively marketing the LensCard product or licensing the LensCard product to third parties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees, fees relating to public and investor relations and depreciation expense.

Administrative expense increased from $791,950 for the nine months ended September 30, 2005 to $2,713,453 for the nine months ended September 30, 2006. Administrative expense increased primarily due toexpenses relating to the issuance of warrants to firms performing investor relations services, additional employees hired, insurance costs, compensation expense relating to the vesting of employee and director's stock options, and travel expenses relating to business development. We anticipate that administrative expense will increase in absolute dollars as we incur increased costs associated with establishing our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provide services for the company.

Consulting expense remained the same at $63,750 for the nine months ended September 30, 2005 and September 30, 2006. We anticipate that our consulting expense will remain the same as we do not presently have the intention of hiring additional outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense increased from $324,712 for the nine months ended September 30, 2005 to $757,200 for the nine months ended September 30, 2006. Professional fees expense increased due to legal fees relating to the acquisition of the DisplayCard assets of nCryptone, legal fees for the maintenance and establishment of the company's intellectual property rights and the legal and accounting fees relating to our requirements to operate as a public company. We anticipate that professional fees will continue to increase as we will continue to incur greater costs in maintaining and establishing our intellectual property rights as well as costs of operating as a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs decreased from $693,218 for the nine months ended September 30, 2005 to $565,471 for the nine months ended September 30, 2006 due to a decrease in materials spending that was used for the research and development of the LightCard, SoundCard, and DisplayCard. However, we expect our research and development expenses to increase as we continue to invest in developing variations on the DisplayCard and new card enhancements.

Interest income. Interest income increased from $189 for the nine months ended September 30, 2005 to $224,180 for the nine months ended September 30, 2006 due to an increased operating cash balance that was earning interest during the nine months ended September 30, 2006.

Interest expense. Interest expense decreased from $38,189 for the nine months ended September 30, 2005 to $1,043 for the nine months ended September 30, 2006 since there was insignificant debt outstanding during the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity had been cash and cash equivalent balances, which were $3,277,532 at December 31, 2005 and $9,916,221 as of September 30, 2006. Since our inception, we have incurred significant losses, and as of December 31, 2005 and September 30, 2006 we had an accumulated deficit of $6,866,947 and $10,729,463, respectively.

Net cash used in operating activities was $4,342,930 for the nine months ended September 30, 2006 as compared with $993,253 for the nine months ended September 30, 2005. This significant increase in cash used was primarily due to a greater net loss, not deferring payables, and additional purchases of raw materials held for production and deposits for raw materials held for production.

Net cash used in investing activities was $65,752 for the nine months ended September 30, 2006 as compared with $269,702 for the nine months ended September 30, 2005. The decrease was due to less production equipment being purchased during the nine months ended September 30, 2006.

Net cash provided by financing activities was $11,047,372 for the nine months ended September 30, 2006 as compared to $856,410 for the nine months ended September 30, 2005. The increase occurred because of $11,356,500 in gross proceeds from the private offering that took place during the nine months ended September 30, 2006.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded primarily through equity financings totaling $21,769,316. We believe that we will have enough funding to meet our cash needs and continue our operations for the next twelve months.

On December 23, 2003, we entered into a Securities Purchase Agreement with Bristol Capital, LLC under which we were to sell a unit that consisted of 500,000 shares of our common stock and warrants to purchase 2,400,000 shares of our common stock at an exercise price of $1.00 per share in exchange for $50,000. The closing was contingent upon Bristol Capital, LLC introducing potential investors to us and these potential investors or investment funds affiliated with Bristol Capital purchasing a minimum of $1,500,000 worth of our series A preferred stock at a price per share of $1.00 before February 1, 2004. As of May 5, 2004, the parties waived this closing contingency under the Securities Purchase Agreement. On May 5, 2004, we received $50,000 from Bristol Capital, LLC and issued 500,000 shares of our common stock and warrants to purchase 2,400,000 shares of our common stock pursuant to the Securities Purchase Agreement. On March 1, 2006, we received $50,000 as a result of 50,000 of the 2,400,000 warrants being exercised by a warrant holder. On April 3, 2006, we received $200,000 as a result of 50,000 of the 2,400,000 warrants being exercised by a warrant holder. On July 17, 2006, the holders of the remaining 2,150,000 warrants cashlessly exercised their warrants resulting in the issuance of 1,722,142 shares of Common Stock being issued. We received $0 as a result of these 2,150,000 warrants being cashlessly exercised.

From April 7, 2004 to October 18, 2004, we issued 2,568,500 shares of Series A preferred stock at a price per share of $1.00 to a number of investors pursuant to a private placement, including the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of series A preferred stock that were issued on April 7, 2004, and raised gross proceeds of $2,568,500.

On May 24, 2004, we obtained a loan in the amount of $246,128. We were required to pay interest at a rate equal to a prime rate set by City National Bank, which was 4.0%, on the loan. Beginning on December 31, 2004, we paid this loan in 10 principal payments of $6,837, but did not make the one final principal and interest payment of $158,090 on the maturity date of July 31, 2005. City National Bank then extended this loan until April 30, 2006. Additionally, on May 24, 2004, we renewed three notes payable, each in the amount of $150,000, from City National Bank that were originally dated April 22, 2003, July 16, 2003 and September 24, 2003. Of the three notes payable, one had an interest rate of 4.1%, one had an interest rate of 3.1% and one had an interest rate of 1.9%. Beginning on December 31, 2004, we were required to pay monthly interest payments on amounts drawn from the notes payable, with all outstanding principal and accrued and unpaid interest due on April 30, 2006. Prior to each note payable being fully repaid, we had drawn the full amount, $150,000 on each note payable, for an aggregate amount of $450,000 drawn through October 18, 2005. On October 19, 2005, we repaid all outstanding notes to City National Bank, including interest, totaling $595,629. We have no further borrowing capacity relating to any of these notes. As of September 30, 2006 we owed $0 relating to these notes from City National Bank.

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

INNOVATIVE CARD TECHNOLOGIES, INC.

Date: November 13, 2006	/s/ John A. Ward, III
John A. Ward, III
Chairman and CEO

Date: November 13, 2006	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

2.1(1)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(1)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(1)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(1)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.5(1)	Amended and Restated Certificate of Incorporation of the registrant

3.7(1)	Amended and Restated Bylaws of the registrant

10.1(1)*	2004 stock incentive plan

10.2(1)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd., #2160, Los Angeles, California 90025, dated January 5, 2003

10.3(1)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(2)	Form of common stock warrant, as amended

10.5(1)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a)(1)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(1)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7(1)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8(1)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9(1)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(1)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(1)	Promissory note (loan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(1)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24, 2004

10.13(1)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14(1)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15(1)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16(1)*	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17(1)*	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18(1)+	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19(1)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20(1)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21(1)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22(1)+	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23(1)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24(1)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25(3)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26(3)	Secured Demand Promissory Note between registrant and Roger Bemel dated August 31, 2005

10.27+(6)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28+(6)	Agreement between registrant and SmartDisplayer Technology, Co., Inc. dated July 25, 2005

10.29(4)	Form of Lock-Up agreement by and between registrant's directors and executive officers pursuant to the private placement dated October 19, 2005

10.30(5)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31(5)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33+(8)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant in 2005.

10.34 (9)	Securities Purchase Agreement dated as of May 30, 2006.

10.35(9)	Warrant issued to TR Winston dated as of May 30, 2006.

10.36(9)	Registration Rights Agreement by and between registrant and each investor dated May 30, 2006.

10.37 (10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38 (10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA.

10.39 (10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40 (10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41	Sublease dated September 14, 2006 by and between Registrant as sublessee and Bergman & Dacey, Inc. or sublessor.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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