Form 10KSB
period 2006-12-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2007-04-02
CIK 1300578

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(mark one)

☒ ANNUAL REPORT UNDER SECITON 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________ to ________________________

Commission file number 000-51260
INNOVATIVE CARD TECHNOLOGIES, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	90-0249676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10880 WILSHIRE BOULEVARD, SUITE 950
LOS ANGELES, CALIFORNIA 90024
(310) 312-0700
(Address and telephone number of principal executive
offices and principal place of business)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock:
$0.001 par value

Check whether the registrant is not required to file reports pursuant to Section
13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant's revenue for the fiscal year ended December 31, 2006 was $35,382.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 26, 2007 was approximately $79,413,558 based upon the closing price reported for such date on the NASDAQ Capital Market For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2007 there were 28,420,616 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes ☐  No ☒

INNOVATIVE CARD TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and our funding requirements. Other statements contained in our filings that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those discussed under the captions “Business—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Plan of Operations.” Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Judiciary Plaza, Washington, DC 20549. Our filings are available to the public over the Internet at the SEC’s website at http:\\.www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-KSB, 10-QSB, Proxy and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.incardtech.com promptly after filing such material with the SEC.

PART I

ITEM 1. BUSINESS

Our Company

As used in this Form 10-KSB, we refer to Innovative Card Technologies, Inc. its wholly owned subsidiaries, PSA Co., LensCard US LLC, and LensCard International as "InCard," "our company," "we," "us" and "our." In addition, LensCard is a trademark of InCard. Other service marks, trademarks and trade names referred to in this Form 10-KSB are the property of their respective owners.

We develop and market secure powered cards for payment, identification, physical and logical access applications. Our main product, the ICT DisplayCard, integrates the security of a one-time password token directly into a card the size of a standard credit or debit card. A token is a portable physical device, typically in a key-fob form factor, that generates the one-time password (also referred to as a one-time passcode). At the push of a button on the back of the ICT DisplayCard, a one-time passcode (OTP) is shown on the card’s integrated display. During a transaction, this number is entered into a user interface with other information (such as the user’s static PIN and login name). This information is relayed to a backend system for multi-factor authentication. InCard does not provide the backend authentication server, but rather will integrate the ICT DisplayCard into authentication systems provided by other companies including distributors and other resellers of the ICT DisplayCard. The ICT DisplayCard’s OTP authentication works like tokens issued by VASCO, RSA, and ActivIdentity, but in a more convenient, wallet-sized card form factor.

Our corporate offices are located at 10880 Wilshire Boulevard, Suite 950, Los Angeles, California 90024. Our telephone number is (310) 312-0700. Our website address is http://www.incardtech.com. The contents of our website are not incorporated into this filing. Further, our reference to this website is intended to be inactive textual reference only.

INDUSTRY BACKGROUND

The growth in electronic banking and electronic commerce, and the increasing use and reliance by business, government and educational institutions upon proprietary or confidential information that is remotely accessible by many users over different networks, has made information security a paramount concern. Enterprises are seeking solutions that will continue to allow them to expand access to data and financial assets while maintaining network security, firms such as VASCO, RSA, VeriSign, and ActivIdentity are providing solutions for these enterprises. We believe that the tokens provided to end users by these and other network security firms for are generally inconvenient as these tokens have to be carried outside of a wallet or placed on a keychain or in a pocket. Our ICT DisplayCard offers the same functionality as a token, but in a form factor that can be carried in a wallet. We believe the increased convenience offered by our device will provide the end user with a better experience and greater convenience.

Internet and Enterprise Security. With the advent of personal computers and distributed information systems in the form of wide area networks, intranets, local area networks and the Internet, as well as other direct electronic links, many organizations have implemented applications to enable their work force and third parties, including vendors, suppliers and customers, to access and exchange data and perform electronic transactions. As a result of the increased number of users having direct and remote access to such enterprise applications, data and financial assets have become increasingly vulnerable to unauthorized access and misuse.

Individual User Security. In addition to the need for enterprise-wide security, the proliferation of personal computers, personal digital assistants and mobile telephones in both the home and office settings, combined with widespread access to the Internet, have created significant opportunities for electronic commerce by individual users such as electronic bill payment, home banking and home shopping.

Fueled by well-publicized incidents, including misappropriation of credit card information and theft of sensitive personal data, there is a growing perception among many consumers of risks involved in transmitting information via the Internet. These incidents and this perception may hamper the development of consumer-based electronic commerce. Because of these factors, data security firms such as VASCO, RSA, VeriSign, and ActivIdentity, have seen increasing demand for their security solutions. Electronic commerce will benefit from the implementation of improved security measures that accurately identify users and reliably encrypt data transmissions over the Internet. To address these security concerns, in 2005 many banks in European countries began to issue EMV-compliant smart cards (credit cards with a micro-chip).

In October 2005, the US Federal Financial Institutions Examination Council (FFIEC) issued guidance for strong authentication/two factor Authentication in the Internet banking environment (See http://www.ffiec.gov/ffiecinfobase/resources/info_sec/2006/ots-ceo-ltr-228.pdf ). Financial institutions were expected to achieve compliance by year-end 2006.

Although security solution providers have and will continue to have growth in their business, we believe that a barrier to further widespread adoption of multi-factor authentication is the end user’s experience using the tokens provided to them by the security solution providers. Our product, the ICT DisplayCard, is more portable and user friendly as it can be kept in a wallet.

OUR BUSINESS

We develop and market technology-based card enhancements that can be used for both the enterprise and for the on-line banking markets. The enterprise market, which is served by authentication companies such as VASCO, ActivIdentity, Verisign, and RSA, will be able to offer the ICT DisplayCard as an alternative for end users to replace existing tokens. We also plan to offer the ICT DisplayCard to financial institutions to increase the security of on-line banking transactions. In addition to the security authentication function, our ICT DisplayCard can be specified to have payment functionality, enabling credit and debit card issuers to enhance anti-fraud protection for card-not-present transactions. We do not, however, anticipate providing ICT DisplayCards with payment functionality in the short term.

Our primary focus is and will continue to be the further development, sale and marketing of the ICT DisplayCard. The ICT DisplayCard will generate a one time passcode or other numeric information after the user's push of a button located on the rear surface of the card. Our proprietary power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. We have devoted our efforts and capital to development of our power inlay technology and marketing for this product. We believe that our power inlay technology can provide an operating platform for new business opportunities for both the enterprise market and on-line banking market.

PRODUCTION

The ICT DisplayCard has been available for issuance on a limited quantity basis since December 2006. By September 2007, we expect to be able to produce 200,000 DisplayCards per month. These production numbers are estimates; our Original Equipment Manufacturers (OEM) have not yet manufactured the ICT DisplayCard in commercial quantities. However, we have produced pilot test quantities and we believe that our OEM’s will be able to produce the necessary supply. We believe that our present capacity will meet our short term anticipated demand. In the event that we receive greater interest or orders than our projections, our OEMs have indicated to us that they will be able to increase capacity. We do not manufacture the ICT DisplayCard; we rely on OEMs, and the ability to produce the ICT DisplayCard is limited to the component parts we are able to procure. Two key components of the ICT DisplayCard are produced by OEMs: (1) the battery, presently available from only one supplier, Solicore, Inc., and (2) the display, presently available from only one supplier, SmartDisplayer. We continue to explore alternative supply arrangements, but do not expect any alternatives to be available in the next six to twelve months. In addition, we have acquired a contractual right to acquire 51% control of a supplier. We are not obligated to complete this acquisition and have made no decision as to whether we will do so. We acquired the contractual right from the adult son of one of our executives. If we decide to exercise the contractual right, the adult son of one of our executives will only be reimbursed his actual purchase price and acquisition costs.

OUR POWER INLAY TECHNOLOGY AND PRODUCTS

Our power inlay technology integrates a battery, circuit, switch and output device into financial cards or other information-bearing plastic cards that comply with the various requirements set forth by the Internal Organization for Standardization (ISO) for credit/debit cards. Our technology is designed to be used as an operating system to add different applications that require power into credit card sized cards. Our power inlay technology can be used to power display screens, a one-time-passcode generator, and other anti-fraud measures. We have developed a process for imbedding our power inlay technology into a payment card and into credit card sized cards that meet ISO standards. To our knowledge, there are no other currently available methods of placing power into an ISO compliant credit sized card.

ONGOING PRODUCT TESTING AND DEVELOPMENT

Our Company continues to perform research and development relating to the ICT DisplayCard and other related products. Presently, we are performing additional internal product testing on the ICT DisplayCard as well as external product testing through third party testing facilities. Some of these third party testing facilities are for product certifications.

OUR STRATEGY AND SALES CYCLE

We believe that when we introduce our ICT DisplayCard to the enterprise and on-line banking markets on a widespread basis, it will emerge as a preferred form factor over existing keyfob-style tokens in the marketplace today. We anticipate selling our product through resellers and distributors who provide security technology such as tokens for enterprise security and on-line banking applications. Our ICT DisplayCard, which we believe provides the end user with OTP security in a more user-friendly form factor, will assist our resellers and distributors in further differentiating themselves within their market segments.

Presently, our sales cycle takes several months and generally requires negotiation and completion of a pilot program before any order for our cards. We are now entering into pilot programs and completing pilot programs for the ICT DisplayCard through several large commercial entities. If these pilot programs are successful, with the users in the pilot program having a good experience with the ICT DisplayCard and the entity hosting the pilot wanting to order larger quantities of cards, we anticipate that the resellers will order commercial quantities of cards in greater quantities. Depending upon the size of the purchaser, there may be several pilot programs involving their employees or customers prior to a larger sales order being received.

RESELLERS

The resellers for our ICT DisplayCard include Cryptolog (France), Di.Gi Security (Italy), eMue (Australia), IdentiPHI (US) Inex Americana (Chile), Innet (S Korea), Gemalto (Global), nCryptone (France), and VeriSign (US). These companies sell a complete security solution, either by themselves or with other providers. Although some of these resellers are required to make a deposit for the ICT DisplayCard, none of these resellers are required by these agreements to order our products. The extent to which these resellers market and sell our products will depend on the reseller’s customer experience with the ICT DisplayCard and our ability to provide a quality product, to deliver quantities as needed by the reseller, and to offer competitive pricing.

PRIOR PRODUCTS- LIGHTCARD, SOUNDCARD, AND LENSCARD

Prior to our development of the ICT DisplayCard for both the enterprise and on-line banking markets, our predecessors commenced sales of our first product, the LensCard, or a credit card embedded with a small magnifying lens, in 1998. To date, we have received royalties from sales of 1.4 million LensCards and have generated limited revenues that derive from these sales pursuant to licensing agreements, most of which have terminated. At this time, we do not intend to renew these licensing agreements, unless requested by a customer. In 1999, we began to consider the possibility of placing power into an ISO compliant card . Since 2002, our core focus has been and continues to be on research and development and marketing of our power inlay technology that is designed to bring power-based applications for payment and non-payment cards. The first products developed using our power inlay technology were LightCard and SoundCard. However, we ceased our focus of the LightCard and SoundCard due to the demand for the ICT DisplayCard. Prior to our focus on the ICT DisplayCard, we developed the SoundCard, LightCard, and LensCard all of which remain available for sale on a limited quantity basis. In the event that a customer wishes to purchase the SoundCard, LightCard and/or LensCard, we will evaluate if production of the product can be accomplished without removing resources from production of the ICT DisplayCard. If such production can be accomplished, we may outsource manufacturing of the SoundCard, LightCard and/or LensCard.

HISTORY

We were incorporated as LensCard Corporation in Delaware on November 22, 2002 by our founder Alan Finkelstein. On April 2, 2004, Mr. Finkelstein, Bradley Ross and Michael Paradise, who owned one percent of Mr. Finkelstein's interest in the royalty payments of the LensCard product transferred their rights to royalty payments relating to the Lens Card to us in exchange for an aggregate of 5,500,000 shares of our common stock. As a result of this exchange, Messrs. Finkelstein, Ross and Paradise were our sole stockholders; Mr. Finkelstein held approximately 79% of the then issued and outstanding shares. We then immediately transferred these royalty rights to PSACo, Inc., a Delaware corporation, in exchange for all of its outstanding common stock, causing PSACo to become our wholly owned subsidiary. At the time of these transfers, Mr. Finkelstein was the sole director of PSACo, and Bradley Ross was the president, chief financial officer, treasurer and secretary of PSACo. On April 15, 2004, Mr. Ross resigned from all of his positions with PSACo, and thereafter, Mr. Finkelstein was elected to the positions of president, chief financial officer and secretary of PSACo.

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

STRATEGIC RELATIONSHIPS

VISA

On May 26, 2004, we entered into a strategic alliance agreement with Visa International Services Association (“VISA”), which expires April 30, 2007, with respect to our power-enabled technology pursuant whereby VISA promote to its member bank and others the ICT DisplayCard to the exclusion of any other powered card, and whereby InCard would promote the VISA brand for payment applications of the ICT DisplayCard to the exclusion of payment associations such as MasterCard or American Express. The Strategic Alliance Agreement requires VISA to work with its regional offices and encourage them to promote our power-enabled card technologies to their member banks. Such promotional activities include development by VISA of a promotional sales kit, provision of the Sales Kit to VISA’s target regions, encourage its regional offices to promote the ICT DisplayCard to their member banks, facilitate alliance and marketing presentations to be made by InCard to VISA’s targeted regions, permit InCard to promote the relationship in the Strategic Alliance Agreement on InCard’s website and in other marketing material, make efforts to permit InCard’s participation in VISA’s displays at industry and VISA trade shows (including occupancy by InCard of space at VISA booths at such trade shows), cooperate with InCard in making press releases in support of the strategic alliance, conduct meetings with InCard twice annually to discuss planning and results for the strategic alliance, and make efforts to introduce InCard to potential customers for the ICT DisplayCard. InCard is generally responsible for its own costs incurred in support of the forgoing. We have also agreed to provide VISA, its regional offices and member banks our technologies and to work with member banks directly in the event that they have special development requests. The mutual exclusivity provisions of the Strategic Alliance Agreement terminated on December 1, 2006. During the exclusivity period, VISA agreed not to enter into a similar agreement with any other party to develop or promote power-enabled cards, and we agreed not to provide our power inlay technology to American Express, MasterCard, Europay, JCB, Diners Club, Carte Blanche and Discover. Either party may terminate the agreement earlier in the event of a material default by the other party, if the default is not cured within 30 days, or within 30 days if the other party becomes insolvent or ceases to continue its business for fourteen days. We can also terminate the agreement at any time if VISA and its regional offices do not provide us with an opportunity to demonstrate our technology to at least ten significant member banks within the first twelve months of the agreement, after providing them with 30 days to meet this requirement. In addition, VISA can terminate the agreement at any time, after giving us 30 days to remedy, if we have not met standards of quality, timeliness or customer service in providing our technology to its regional offices or member banks.

On October 6, 2006, we entered into a Limited Pilot Agreement with VISA International Service Association (“VISA”) to test in market and validate our ICT DisplayCard with a VISA member bank as a VISA-branded product. On October 3, 2006, in connection with this Pilot Agreement, we entered into an Approval Services Testing Agreement with VISA International Service Association, pursuant to which a laboratory designated by VISA would conduct certain tests on the ICT DisplayCard. Both agreements contained a provision whereby VISA could terminate without cause. On March 12, 2007, VISA notified us that VISA was terminating these agreements without cause. We do not believe that the termination of these testing agreements will have any short term impact as our immediate goal is to sell the ICT DisplayCard to enterprise and to the on-line banking markets, neither of which do require the VISA brand. However, in the future, we intend to enhance the ICT DisplayCard so that it can accommodate financial transactions which will likely require us to perform successful testing with VISA, American Express, MasterCard, Europay, JCB, Diners Club, Carte Blanche, Discover, and other credit card issuers and banks.

SMARTDISPLAYER TECHNOLOGY CO.

On July 25, 2005, we entered into a mutually exclusive agreement with SmartDisplayer Technology Co. Ltd., a Taiwanese company that manufactures electronic paper modules used in the manufacture of our ICT DisplayCard (the “InCard-SmartDisplayer Agreement”). SmartDisplayer agreed to sell its electronic paper modules for use in an exclusive field only to us, if we meet certain minimum purchase commitments. The exclusive field is defined as powered payment, credit, debit, and gift cards and other powered cards issued for authentication, validation, or identification purposes that are issued under the auspices of or endorsed by Visa, MasterCard, JCB, American Express, Europay, Carte Blanche, Diners Club, and any devices capable of mimicking or emulating any of the forgoing or that stores information from any of the forgoing for use in conducting a transaction. We would be relieved of our exclusive purchase commitments under the SmartDisplayer Agreement if SmartDisplayer breaches its exclusivity obligations or if we locate an alternate vendor that provides products of comparable quality and functionality at a lower price. We assumed a similar agreement between SmartDisplayer and nCryptone, S.A. pursuant to the asset purchase agreement we entered into with nCryptone on June 28, 2006. The exclusive field in the nCryptone agreement is the use of certain OTP cards outside the exclusive field in the InCard SmartDisplayer Agreement.

SmartDisplayer is bound by certain monthly production capability commitments through May 3, 2009. We place a 20% down payment within seven days after purchase order is confirmed with the remainder to be paid within seven days after our inspection in SmartDisplayer's factory and before shipping subject to SmartDisplayer's invoice.

The term of this agreement is three years and can be renewed upon mutual written agreement or extended by us if we satisfy certain purchase commitments. Either party may immediately terminate the agreement at any time in the event of any incurable material breach by the other party or if the other party files (or has filed or has filed against it) any bankruptcy, insolvency, or receivership proceeding. Either party may terminate the agreement if a curable breach is not cured within a notice period.

This Agreement was amended on May 18, 2006 (“SmartDisplayer Amendment”) whereby the exclusivity period was extended for three years beginning on May 18, 2006, and clarifications were made concerning certain improvements to the Company’s pre-existing intellectual property rights All such improvements, whether made by us or by SmartDisplayer shall belong solely to us. Pursuant to the SmartDisplayer Amendment, we ordered additional electronic paper modules and other components used for the DisplayCard.

NCRYPTONE

On July 25, 2005, we entered into a Joint Development Agreement with nCryptone (formerly AudioSmartCard) which agreement was terminated by mutual agreement of the parties on June 28, 2006 in relation to an asset contribution agreement of equal date. Under the Joint Development Agreement, both parties agree to establish a mutually acceptable schedule and budget for development and pre-production engineering of the SoundCard and the DisplayCard within 30 days after execution of the agreement and to equally share development costs for the SoundCard and DisplayCard and to share fixed profit-sharing percentage for sales of LightCard, SoundCard, and DisplayCard for Visa Banking Cards, non-Visa Banking Cards, and non-banking cards. We will also receive a mutually agreed upon commission percentage of nCryptone server products and services for customers introduced by us.

Additionally, we have the exclusive right to manufacture and sell power inlays, or cores, that consist of proprietary electronic components for LightCard, SoundCard, and DisplayCard. If a third party vendor produces cores at a significantly lower cost, we shall still receive a portion of gross profits and the remainder shall be shared by both parties in equal amounts of the remainder of the gross profit. If we reach maximum production capacity and nCryptone is unable to fill orders, the remaining cores can be produced by a third party vendor and both parties shall equally share the entire amount of gross profits as net profits.

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

On June 28, 2006, we entered into an Asset Contribution Agreement with nCryptone, whereby, we purchased rights relating to the DisplayCard from nCryptone for 4,500,000 shares of our common stock and $1,000,010 USD to be paid within one year after the close of the acquisition. We acquired all intellectual property relating to the DisplayCard under the July 25, 2005 Joint Development Agreement with nCryptone, all nCryptone intellectual property relating to the DisplayCard, and assumed certain accounts payable directly allocable to the DisplayCard, as well as all tangible assets relating to the DisplayCard. The Asset Contribution Agreement terminated the Joint Development Agreement.

Since completing the acquisition under the Asset Contribution Agreement, we now have all rights, and revenues, relating to the DisplayCard that were previously shared by nCryptone under the Joint Development Agreement. We will continue to utilize nCryptone personnel for one year after the acquisition for the further development of the technology surrounding the DisplayCard.

Additionally, we plan to retain the two top executives of nCryptone who were instrumental in developing the technology of the DisplayCard.

RESEARCH AND DEVELOPMENT

We conduct research and development activities both in-house and at an outside laboratory. We retain title rights to all improvements or enhancements to our technology developed by or worked on by the outside laboratory. Mr. Finkelstein, our President, is responsible for development of the power inlay technology and new product concepts. We have purchased materials and components for our products under development from a number of technology companies.

Through December 31, 2006, we have generated $0 from the sale of the ICT DisplayCard. We spent approximately $1,896,499 and $827,354, for research and development for the fiscal years ended December 31, 2006 and 2005, respectively.

INTELLECTUAL PROPERTY

We rely on a combination of patent, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology. We currently own ten U.S. patents and twenty three foreign patents. Seven of these patents apply to the LensCard, two of these patents apply to the LightCard and one of these patents applies to our power inlay technology. We have one additional U.S. patent applications pending that apply to our power inlay technology as described in more detail below, and eighteen foreign patent applications pending, five of which relate to the LensCard and thirteen relate to the LightCard. The duration of the U.S. patents generally is 20 years from the date the original application was filed. At this time, we do not have patent protection on our ICT DisplayCard technology.

Pending Patent Application

TITLE	SERIAL NO.	FILING DATE
Transaction Card with Recorded Sound	10/300,556	November 20, 2002

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

MANUFACTURING

Although we continue to develop our own manufacturing process for the ICT DisplayCard, the ICT DisplayCard is presently being manufactured by a European company, NagraID. We supply NagraID with the necessary component parts to manufacture ICT DisplayCards using NagraID's proprietary process.

Presently, we are reliant on a sole source of supply for two major components of the ICT DisplayCard. The display is available only from SmartDisplayer. The battery is available only from Solicore, Inc. These component parts can presently only be assembled at NagraID. If we are unable to procure batteries from Solicore, we may have production delays of up to six months as we seek another source for batteries. If we are unable to procure displays from SmartDisplayer, we may have production delays of up to one year as we see another source for displays. If NagraID is unable to assemble the component parts, we may have production delays of up to six months as we seek another source for assembling our components. Although we intend to purchase our batteries from Solicore, we are working with other battery manufacturers to produce batteries suitable to our cards so that we are not reliant on one battery supplier. Although we intend to purchase our displays from our current supplier, we are working with other display manufacturers to locate displays suitable to our cards so that we are not reliant on one display supplier. Although we intend to have our cards assembled by our current manufacturer, we are trying to develop our own process and are researching other processes so that we are not reliant on one manufacturer.

MARKETING AND SALES

We anticipate that the majority of our revenues in the coming year will come from the sale of ICT DisplayCards. We intend to sell these cards through resellers. However, these resellers are not obligated to sell our product and in fact the degree of success of these resellers will depend on our ability to develop interest in the ICT DisplayCard with end-users and with companies that need or provide security solutions.

We have one agreement with a bank that issues financial cards for the LensCard product. The revenue generated from the LensCard agreements is negligible, and we expect that the sales of the LensCard will have no impact on our results of operations.

COMPETITION

We are not aware of any product that is being mass produced (or in the final stages of development) in the same credit card form factor as our ICT DisplayCard that incorporates the token technology. However, there are companies creating tokens and random number generators for use in dual-factor authentication (as an item separate from the transaction card). For example, RSA, Vasco, and VeriSign token devices may be cost competitive to our technology but are not in a credit card form factor. Smart Card, biometrics, and software programs can provide multi-factor authentication competitive to our ICT DisplayCard.

We believe that the principal competitive factors that affect the market for tokens include convenience, price, quality/reliability, ease of use, and distribution cost. Although we believe that our ICT DisplayCard will be able to compete favorably with respect to some of these factors, there can be no assurances that we will be able to maintain our competitive position against current and potential competitors, especially those with significant marketing, service, support, technical and other competitive resources.

Some of our present and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Accordingly, we continue to pursue our technological advantage and effective relationships to develop, manufacture and sell our ICT DisplayCard to the market.

GOVERNMENT

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

Although it is impossible to predict the effect that additional import and export requirements and other regulations may have on future earnings and operations, we are presently unaware of any future regulations that may have a material effect on our financial position, but cannot rule out the possibility.

EMPLOYEES

We have twelve full-time employees, including our President and Chief Financial Officer. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relationships with our employees to be good.

RISKS FACTORS

WE ARE AN EARLY STAGE COMPANY WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Since our incorporation on November 22, 2002, we have primarily been and continue to be involved in development of products using our power inlay technology and marketing these products to industry partners. In 1998, Alan Finkelstein commenced commercialization of our first product, the LensCard, and entered into license agreements with banks and credit card issuers, most of which have terminated. After discovering the possibility of placing power into an International Organization of Standards (ISO) compliant card, we began to focus our efforts on the development of our power inlay technology and not on the marketing of the LensCard. For these reasons, we expect that future orders for the LensCard will be insignificant. Although management believes that our power inlay technology and products under development have significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. Based on the size of the market for OTP tokens and related market research, management believes that demand for OTP technology to enhance the security of networks and on-line transactions, and specifically for the unique form-factor of the ICT DisplayCard, will continue to grow and provide a climate conducive to adoption of the ICT DisplayCard.

WE HAVE AN ACCUMULATED DEFICIT OF $13,733,561 AS OF DECEMBER 31, 2006 AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have incurred significant net losses every year since our inception, including net losses of $6,866,614 and $2,565,008 for the fiscal years ending December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $13,733,561. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date, we have not generated significant revenues. We will use capital raised in October 2005 and May 2006 to sustain operations through 2007. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our current resources including anticipated revenues will be sufficient to sustain our operations through April 2008. However, we cannot assure you that we will ever be profitable.

TO BE SUCCESSFUL WE MAY REQUIRE ADDITIONAL CAPITAL.

Assuming that we continue to operate at our existing cost structure, our current resources will be sufficient to fund operations for the next twelve months assuming we generate sales from the ICT DisplayCard with one time password during 2007. As we are in the early stage of manufacturing and have not sold substantial quantities of our products, we are unable to determine the amount of additional capital we will need to become successful. We currently do not have any binding commitments for, or readily available sources of, additional financing. Unless we are able to generate significant sales from the ICT DisplayCard that covers the manufacturing costs and operating overhead, we will continue to incur net losses that exceed our revenue.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS, AND WE WILL BE UNABLE TO MANUFACTURE OR DELIVER OUR PRODUCTS IF SHIPMENTS FROM THESE SUPPLIERS STOP, ARE LATE OR OTHERWISE INTERRUPTED

We obtain the battery, a key component for our power inlay technology, from a single source on a purchase order basis from Solicore, Inc. In the event of a disruption or discontinuation in supply we could not obtain replacement batteries on a timely basis which would disrupt our operations, delay production for up to six months and impair our ability to manufacture and sell our products.

We obtain the display, a key component for the ICT DisplayCard, from a single source, SmartDisplayer under a written agreement. In the event of a disruption or discontinuation in supply we could not obtain replacement displays on a timely basis, which would disrupt our operations, delay production for up to six months and impair our ability to manufacture and sell our ICT DisplayCard.

We assemble our ICT DisplayCard, using a single source, NagraID, under a written agreement by issuing written purchase orders that we pay in advance. We believe that alternative sources for assembly in the event of a disruption would not be available on a timely basis, which would disrupt our operations, delay production for up to six months and impair our ability to manufacture and sell our ICT DisplayCard.

Our dependence upon outside suppliers exposes us to risks, including:

o the possibility that our suppliers experience major disruptions in production, which is exacerbated by the fact that we are the major customer of our suppliers;

o the solvency of our suppliers and the potential that our supplier will be solely dependent upon us;

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

ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES, DILUTION AND OTHER HARMFUL CONSEQUENCES.

We have no experience acquiring entire companies. We have evaluated and expect to continue to evaluate potential strategic transactions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. The areas where we may face risks include:

•	Difficulty in realizing the potential technological benefits of the transaction;

•	Difficulty in integrating the technology, operations or work force of the acquired business with our existing business;

•	Retaining employees from the business we acquire;

•	Disruption of our ongoing business; and

•	Difficulty in maintaining uniform standards, controls, procedures and policies.

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

FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS BY US OR OUR SUPPLIERS COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY, OR VERY SIMILAR TECHNOLOGY, AND COULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET, AND ANY PROPRIETARY RIGHTS LITIGATION COULD BE TIME CONSUMING AND EXPENSIVE TO PROSECUTE AND DEFEND.

Establishment of patents and other proprietary rights by us and our suppliers is important to our success and our competitive position. Performance in the payment card industry can depend, among other factors, on patent protection. Our policy is to identify patentable inventions developed by our company, and to seek to acquire patent rights for such inventions. We mainly develop and patent technology in the fields of card enhancements and methods of card manufacturing. We seek to obtain a reasonably broad territorial protection for our patented technologies. We usually file initial patent applications in the United States, and subsequently file corresponding applications in foreign countries depending on the relevant circumstances. We may elect to forego patent protection for some of our proprietary technologies and treat such technologies as trade secrets. Despite our efforts to establish and protect our patents, trade secrets or other proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of establishing and protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents or our other proprietary rights.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees and consultants, particularly John A. Ward III, our CEO and Chairman of our Board of Directors, Alan Finkelstein, our co-founder, and president, Bennet P. Tchaikovsky, our chief financial officer, Philippe Guillaud who supervises software and firmware development of the ICT DisplayCard, and Craig Nelson, who supervises the manufacturing and testing of the ICT DisplayCard to formulate and implement our business plan, including the development of our power inlay technology. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

IF OUR FUTURE PRODUCTS DO NOT ACHIEVE A SIGNIFICANT LEVEL OF MARKET ACCEPTANCE, IT IS HIGHLY UNLIKELY THAT WE EVER WILL BECOME PROFITABLE.

To our knowledge, no enterprise or on-line banking token issuers have adopted power-based card enhancements to date using our power inlay technology on a mass quantity basis. As a result, our ability to enable enterprise to improve and add card functionality, reduce attrition and increase acquisition rates, and enhance security and anti-fraud protection for customers through power-based card enhancements has yet to be proven. The commercial success of our future products will depend upon the adoption of our power inlay technology as a preferred method of applying card enhancements to payment cards. In order to be successful, our future products must meet the technical and cost requirements for card enhancements within the payment card industry. Market acceptance will depend on many factors, including:

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

Some of our agreements with our corporate marketing partners contain no minimum purchase requirements in order for them to maintain their exclusive marketing rights. In the future, third party marketing assistance may not be available on reasonable terms, if at all. If any of these events occur, we may not be able to commercialize our products, which could negatively impact our results of operations or substantially limit our ability to execute our business strategy.

WE MAY EXPERIENCE CUSTOMER CONCENTRATION IN THE ENTERPRISE AND ON-LINE BANKING MARKETPLACE, WHICH MAY EXPOSE US TO ALL OF THE RISKS FACED BY OUR POTENTIAL MATERIAL CUSTOMERS.

Until and unless we secure multiple customer relationships in the enterprise and on-line banking marketplaces, we may experience periods during which we will be highly dependent on one or a limited number of customers. Dependence on a single or a few customers will make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we may be dependent on any single customer, we could be subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

THE POWER INLAY TECHNOLOGY HAS NOT BEEN PROVEN IN FULL SCALE PRODUCTION. FAILURE TO DEVELOP THE PROTOTYPE SCALE INTO MASS PRODUCTION MAY HAVE A MATERIAL NEGATIVE EFFECT ON OUR BUSINESS STRATEGY AND OPERATIONS.

Our power inlay technology has been proven solely during the manufacture of cards in prototype quantities. We have developed an automated process in our laboratory and are now working on mass production. However, our product has yet to be proven to be manufactured in full scale mass production. We are applying our own resources and working in cooperation with other companies that have specialized technical expertise related to the power inlay technology for thin, flexible non-payment cards. We expect to enter into agreements that will grant us ownership or exclusive license rights to the manufacturing process of the power inlay technology for use in credit and other information-bearing plastic cards. Failure to secure or maintain exclusive rights or failure of the prototype technology to successfully transfer to full scale production, without the use of proprietary technology of others, may have a material negative effect on our business strategy and operations.

WE RELY SUBSTANTIALLY ON THIRD-PARTY MANUFACTURERS. THE LOSS OF ANY THIRD-PARTY MANUFACTURER COULD LIMIT OUR ABILITY TO LAUNCH OUR PRODUCTS IN A TIMELY MANNER, OR AT ALL.

To be successful, we must manufacture, or contract for the manufacture of, our future products in compliance with industry standards and on a timely basis, while maintaining product quality and acceptable manufacturing costs. As discussed in the risk factor above, we are working in cooperation with other companies that have specialized technical expertise related to the manufacturing process of our power inlay technology for I the ICT DisplayCard. We also currently use a limited number of sources for most of the supplies and services that we use in the manufacturing of our power inlay technology and prototypes. Our manufacturing strategy presents the following risks:

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

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, if our stock trades below $5.00 per share,the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE.

As of March 23, 2007, we will have 28,420,616 shares of common stock outstanding. Of these shares, 25,584,169 can be traded pursuant to a prospectus or via a rule 144(k) transaction. Of our 4,627,098 warrants outstanding, 4,525,223 have been registered and common stock issued on exercise can be sold pursuant to a prospectus. 2,351,000 shares issuable upon exercise of options issued under our 2004 Stock Incentive Plan were registered as well.

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

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 26, 2007, after taking into consideration our outstanding common and preferred shares, our board of directors will be entitled to issue up to 21,579,384 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

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

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 40.34% of our common stock including options held by each principal stockholder, executive officer and director that are exercisable within 60 days of March 26, 2007. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

NEW RULES, INCLUDING THOSE CONTAINED IN AND ISSUED UNDER THE SARBANES-OXLEY ACT OF 2002, MAY MAKE IT DIFFICULT FOR US TO RETAIN OR ATTRACT QUALIFIED OFFICERS AND DIRECTORS, WHICH COULD ADVERSELY AFFECT THE MANAGEMENT OF OUR BUSINESS AND OUR ABILITY TO OBTAIN OR RETAIN LISTING OF OUR COMMON STOCK.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE EFFECTIVE, AND OUR INDEPENDENT AUDITORS MAY NOT BE ABLE TO CERTIFY AS TO THEIR EFFECTIVENESS, WHICH COULD HAVE A SIGNIFICANT AND ADVERSE EFFECT ON OUR BUSINESS.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which may initially apply to us as of December 31, 2006. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate office is approximately 6,500 square feet of leased office space in Los Angeles, California. We sublease this office space at a monthly base rent of $16,789 from Bergman and Dacey, Inc. We have agreed under the terms of the sublease to pay 32.5% of any additional rents or charges due from Bergman & Dacey to the master landlord. This sublease expires on July 31, 2009.We expect that this property will be adequate for our needs for the near to medium term.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 9, 2007, we were listed NASDAQ Capital Market and trade under the symbol “INVC”. From October 18, 2005 to March 8, 2007, our common stock traded on the OTC Bulletin Board under the symbol "INVC.OB". Our common stock is not listed on any other markets or exchanges. As of March 26, 2007, we had 28,420,616 shares of common stock issued and outstanding. The following table sets forth the high and low bid information for our common stock as reported by the OTC Bulletin Board:

QUARTERLY COMMON STOCK PRICE RANGES

2006 CALENDAR YEAR	HIGH	LOW
FIRST QUARTER	$3.50	$2.15
SECOND QUARTER	$4.50	$3.12
THIRD QUARTER	$5.50	$4.49
FOURTH QUARTER	$5.08	$4.30

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 26, 2007, there were approximately 74 stockholders of record of our common stock and no stockholders of record of our preferred stock.

Our transfer agent is American Stock Transfer & Trust Company www.amstock.com.

DIVIDENDS

We have never paid any dividends on our common stock. We anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on our stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Our board of directors and stockholders approved our 2004 Stock Incentive Plan in August 2004. The following table provides information as of December 31, 2006 about common stock that may be issued upon the exercise of options, warrants and rights under our 2004 Stock Incentive Plan.

Plan name and type	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation approved by stockholders	2,215,000	$1.93	0

Equity compensation not approved by stockholders	136,000	$4.90	0

Total	2,351,000	$2.10	0

Our 2004 Stock Incentive Plan authorized us to issue up to 2,215,000 options under the plan. Our Board of Directors, in December 2006, increased the shares available under the 2004 Stock Incentive Plan by 136,000 shares. This increase was not approved by the shareholders.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

OVERVIEW

Since 2002, we have developed our power inlay technology that is designed to bring power-based applications to the enterprise market and on-line banking market. Our present focus is the ICT DisplayCard Power inlay technology consists of a battery, circuit, and switch that can power applications on credit sized cards and other information-bearing plastic cards. We have devoted a majority of our efforts to complete the development of our power inlay technology, initiate marketing and raise the financing required to do so and fund our expenses. We have generated limited revenues that derive from licensing agreements of our LensCard product, most of which have terminated. At this time, we have no plans to renew the LensCard licensing agreements or to further market or sell the LensCard, unless requested by a customer.

Since inception, we have been unprofitable. We incurred net losses of $6,866,614 and $2,565,008 for the fiscal years ending December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $13,733,561. Our continued existence is dependent upon our ability to obtain additional financing. We anticipate that revenues in 2007 from any sales of the DisplayCard with One Time Password will not be sufficient enough to sustain our operations, and further anticipate that after such introduction we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months for retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology, have been and will continue to be significant. To date, our operations have been funded primarily through equity financings totaling $21,803,691. We believe that we currently have enough cash to meet our needs and continue our operations for the next twelve months.

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

Revenue recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We recognize certain long-term contracts using the complete-contract method in accordance to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.”

We have generated revenue from two sources: licensing of the LensCard to various credit card issuers and selling the Light Card to a credit card issuer. The LensCard is composed of a credit card with a small magnifying lens embedded into the card. The LightCard is composed of a credit card that when a button is pressed a small LED light is activated. We sell time-based licenses to various credit card issuers for the LensCard. We recognize royalties attributable to these time-based licenses as they are sold to the credit card issuers' customers. Royalty revenue is recognized when each LensCard is sold by an issuer in accordance with SAB 104.

We anticipate that the majority of our revenues in the coming year will come from the ICT DisplayCard. We intend to sell these cards through resellers.

To date we have entered into nine reseller agreements whereby the resellers agree to sell our ICT DisplayCard to their customers. We have one agreement with a bank that issues financial cards for the LensCard product. The revenue generated from the LensCard agreements is negligible, and we expect that the sales of the LensCard will have no impact on our results of operations.

Deferred revenue is recorded when the payments from a reseller by us prior to the sale of a ICT DisplayCard are received by us prior to the sale of the ICT DisplayCard to the resellers’ customer.

Accounts receivable allowances. Because our sales to date have been to large credit card issuers, we have successfully collected for products and services. Consequently, we have no allowances for doubtful accounts. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers.

Inventory. Our inventories are valued at the lower of cost or market. Under certain market conditions, we use estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

Research and Development. Costs of research and development, principally the design and development of hardware and software prior to the determination of technological feasibility, are expensed as incurred.

Valuation of Intangible Assets and Long-Lived Assets. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend.

We assess the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the year ended December 31, 2006, we did not recognize any impairment to intangible assets and property and equipment.

Stock Based Compensation. On January 1, 2006, we adopted SFAS No. 123 (R), “Share Based Payment,” which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No.123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company has selected the modified prospective method of transition. SFAS No.123(R) supersedes the Company’s previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No.107 in our adoption of SFAS No. 123(R).

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 AND 2005

Past revenue consists of royalties from the LensCard and gross revenues from the LightCard. Total revenue increased slightly from $21,460 for the twelve months ended December 31, 2005 to $35,382 for the twelve months ended December 31, 2006. The increase resulted primarily from recognition of deferred revenue on LensCard royalties received from a terminated licensing agreement. We believe that future revenue will be primarily from the sales of the ICT DisplayCard; we anticipate that such revenues will begin in the third quarter of 2007.

Cost of Goods Sold consists of costs to manufacture the LightCard. Total cost of goods sold decreased from $9,865 for the year ended December 31, 2005 to $0 for the year ended December 31, 2006. The 2005 cost resulted from a LightCard order that we completed in 2005. We sold no LightCards in 2006. We believe that future cost of goods sold will be primarily from the ICT DisplayCard; we anticipate that such costs will begin to be recognized in the third quarter of 2007.

Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation and amortization expense. Administrative expense increased from $1,178,398 for the year ended December 31, 2005 to $4,335,095 for the year ended December 31, 2006. The increase is primarily due to the hiring of additional employees, insurance costs, compensation expenses relating to vesting of employee and director's stock options of $472,598, and travel expenses relating to business development. We anticipate that administrative expenses will increase in 2007 as we incur increased costs associated with establishing our operations.

Consulting expense consists of payments made to an independent contractor that provided services to us. Consulting expense remained constant at $85,000 for the years ended December 31, 2006 and 2005. We anticipate that our consulting expense will remain constant in absolute dollars as the company does not presently have the intention of hiring additional outside consultants.

Professional fees consist of amounts paid to our outside counsel, auditors and to providers of other outside services rendered to the company.

Professional fees expense increased from $445,913 for the year ended December 31, 2005 to $917,882 for the year ended December 31, 2006. Professional fees expense increased due to legal fees for the maintenance and establishment of the company's intellectual property rights, costs relating to the acquisition of certain assets of nCryptone, and the legal and accounting fees costs associated with being a public company. We anticipate that professional fees will continue to increase as we will have to assess our internal controls relating to Sarbanes-Oxley and the related legal costs associated with being a public company.

Research and development expense consists primarily of costs relating to the development enhancements relating to the ICT DisplayCard. Research and development costs increased from $827,354 for the year ended December 31, 2005 to $1,896,499 for the year ended December 31, 2006 due to increased research and development of the ICT DisplayCard with one time password. We expect our research and development expenses to increase as we continue to invest in developing enhancements of our ICT DisplayCard with one time password.

Interest expense decreased from $43,593 for the year ended December 31, 2005 to $1,239 for the year ended December 31, 2006 due to the smaller amount of debt we owed during the year ended December 31, 2006.

Interest income increased from $6,055 for the year ended December 31, 2005 to $336,119 for the year ended December 31, 2006 as a result of an increased operating cash balance that was earning interest during the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash and cash equivalent balances, which were $8,270,096 at December 31, 2006. Since our inception, we have incurred significant losses, and as of December 31, 2006 we had an accumulated deficit of $13,733,561.

Net cash used in operating activities was $5,990,620 for the year ended December 31, 2006 as compared with $2,805,841for the year ended December 31, 2005. The increase in cash used was due primarily to the cost of increased personnel, increased professional fees, deposits made for raw materials inventory, and purchase of raw materials for production.

Net cash used in investing activities was $218,756 for the year ended December 31, 2006 as compared with $276,833 provided by investing activities for the year ended December 31, 2005. The decrease in cash used for investing was due to a smaller amount of production equipment purchased during the year ended December 31, 2006.

Net cash provided by financing activities was $11,201,970 for the year ended December 31, 2006 as compared to $5,818,419 for the year ended December 31, 2005. The increase occurred because of $11,356,500 in gross proceeds from the private offering that took place during the year ended December 31, 2006.

To date, our operations have been funded primarily through equity financings totaling $21,803,691. We believe that we will have enough funding to meet our cash needs and continue our operations for the next twelve months assuming (1) that we will be able to successfully sell the ICT DisplayCard in substantial quantities and (2) that we make no acquisitions. For example, if we choose to exercise our right to acquire control of a supplier, then we will need financing both for that transaction and for the supplier’s operating expenses.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

On December 23, 2003, we entered into a Securities Purchase Agreement with Bristol Capital, LLC under which we were to sell a unit that consisted of 500,000 shares of our common stock and warrants to purchase 2,400,000 shares of our common stock at an exercise price of $1.00 per share in exchange for $50,000. On May 5, 2004, we received $50,000 from Bristol Capital, LLC and issued 500,000 shares of our common stock and warrants to purchase 2,400,000 shares of our common stock. On March 1, 2006, we received $50,000 on the exercise of 50,000 of these warrants. On April 3, 2006, we received $200,000 on the exercise of 200,000 of these warrants.

On May 24, 2004, we obtained a loan in the amount of $246,128 with interest at 4.0%. We did not make the final principal and interest payment of $158,090 on the maturity date of July 31, 2005, but received an extension of maturity until April 30, 2006. Additionally, on May 24, 2004, we renewed three notes payable, each in the amount of $150,000, from City National Bank that were originally dated April 22, 2003, July 16, 2003 and September 24, 2003. Of the three notes payable, one had an interest rate of 4.1%, one had an interest rate of 3.1% and one had an interest rate of 1.9%. Beginning on December 31, 2004, we were required to pay monthly interest payments with all outstanding principal and accrued and unpaid interest due on April 30, 2006. We owed $450,000 as of October 18, 2005. On October 19, 2005, we repaid all outstanding notes to City National Bank, including interest, totaling $595,629. We have no further debt to City National Bank.

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

On October 19, 2005, we completed a private equity financing pursuant to which we raised gross proceeds of $6,500,000 and converted $571,066 of indebtedness. The transaction was a unit offering, pursuant to which each investor or debt holder received a unit comprised of one share of restricted common stock and warrants convertible into 0.50 shares of restricted common stock, resulting in the placement of an aggregate 7,071,066 shares of restricted common stock and warrants convertible into an additional 3,535,533 shares of restricted common stock. The warrants have an exercise price of $1.25 per share and expire on October 19, 2010. The financing was arranged by TR Winston & Company, a fund manager, which received a net commission of 6% of the total gross proceeds and a warrant to purchase 780,000 shares of the Company's common stock at an exercise price of $1.25 per share that expires on October 19, 2010. Additionally, we issued a warrant to purchase 117,600 shares of our common stock at an exercise price of $1.25 per share that expires on October 19, 2010 to C.E. Unterberg, Towbin, LLC pursuant to a letter agreement we had previously entered into with C.E. Unterberg, Towbin, LLC. On June 15, 2006, we received $18,125 as a result of 14,500 warrants being exercised by a warrant holder. On June 26, 2006 we received $6,250 as a result of 5,000 warrants being exercised by a warrant holder. On July 24, 2006, we received $6,250 as a result of 5,000 warrants being exercised by a warrant holder.

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

On June 28, 2006, we purchased rights relating to the ICT DisplayCard from nCryptone for 4,500,000 shares of our common stock and acquired a license to use a patent for $1,000,010 USD that is due by June 27, 2007. We intend to pay this note using our existing cash balance.

FUTURE NEEDS

We believe that our current cash of $6,946,086 as of March 28, 2007, will provide us with sufficient resources for the next twelve months at our anticipated level of operations. This capital would not be sufficient to finance any acquisition or additional activity. If we needed additional capital for acquisitions or otherwise, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet transactions.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to FASB Statement No. 123, ”Share-Based Payment,” “SFAS No. 123(R)”. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges it equity instructions for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted this statement for the year ended December 31, 2006. We recorded $472,598 of compensation expense for employee stock options during the year ended December 31, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

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

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of implementing SFAS 159 on our consolidated financial statements; however we anticipate that SFAS 159 will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

There was no change in our internal control over financial reporting during our fourth quarter of fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

ITEM 9. OFFICERS AND DIRECTORS

Information regarding our executive officers and directors is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

We have a Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The purpose of the code is to ensure that our business is conducted in a consistently legal and ethical matter. We have posted the text of the code on our website at www.incardtech.com. We will post any material amendments or waivers to the code on our website. We will provide a copy of our code free of charge to any person upon request by writing to us at the following address: 10880 Wilshire Blvd. Suite 950 Los Angeles, CA 90024 Attn: Corporate Secretary.

ITEM 10. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities Of Principal Stockholders And Management” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

ITEM 13.  EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

INNOVATIVE CARD TECHNOLOGIES, INC.

CONTENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2005

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Shareholders' Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Innovative Card Technologies, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Innovative Card Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Card Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 2, 2007

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,270,096	$3,277,532
Accounts receivable	14,836	18,297
Prepaids and other current assets	42,658	11,773
Deposits on raw materials held for production	1,199,453	100,000
Raw materials held for production	—	172,497
Work in progress inventory	1,098,553	—
Total current assets	10,625,596	3,580,099
PROPERTY AND EQUIPMENT, NET	360,920	241,264
RENT DEPOSITS	71,244	—
INTANGIBLE ASSETS, NET	3,666,343	—
Total assets	$14,724,103	$3,821,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$460,162	$252,806
Accounts payable - related parties	1,322,159	15,000
Short term portion of capital lease	8,355	9,331
Deferred revenue	340,010	37,143
Total current liabilities	2,130,686	314,280
LONG TERM LIABILITIES
Long term portion of capital lease	—	8,355
Total liabilities	2,130,686	322,635
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common stock $0.001 par value, 50,000,000 shares authorized, 28,372,308 and 17,964,566 shares issued and outstanding	28,372	17,965
Additional paid-in capital	26,298,606	10,347,710
Accumulated deficit	(13,733,561)	(6,866,947)
Total stockholders’ equity	12,593,417	3,498,728
Total liabilities and stockholders’ equity	$14,724,103	$3,821,363

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Revenues	$35,382	$21,460
Cost of Goods Sold	—	9,865
Gross Margin	35,382	11,595

Operating expenses

Administrative	4,335,095	1,178,398
Consulting Fees	85,000	85,000
Professional Fees	917,882	445,913
Research and development	1,896,499	827,354

Total operating expenses	7,234,476	2,536,665

Loss from operations	(7,199,094)	(2,525,070)

Other income (expense)

Interest income	336,119	6,055
Interest expense	(1,239)	(43,593)

Total other income (expense)	334,880	(37,538)

Loss before provision for income taxes	(6,864,214)	(2,562,608)

Provision for income taxes	(2,400)	(2,400)

Net loss	$(6,866,614)	$(2,565,008)

Basic and diluted loss per share	$(0.29)	$(0.23)

Weighed-average common shares outstanding	23,535,792	11,341,702

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additonal Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2004	2,843,500	$2,844	8,050,000	$8,050	$3,673,715	$(4,301,939)	$(617,330)
Conversion of Series A Preferred
Stock to Common Stock, May 5, 2005	(2,843,500)	(2,844)	2,843,500	2,844	—	—	—
Issuance of units whereby each unit represents one share of common stock and ½ share of a detachable warrant			7,071,066	7,071	7,063,995	—	7,071,066
Offering costs	—	—	—	—	(390,000)	—	(390,000)
Net loss	—	—	—	—	—	(2,565,008)	(2,565,008)
Balance, December 31, 2005	—	—	17,964,566	17,965	10,347,710	(6,866,947)	3,498,728
Exercise of warrants	—	—	400,100	400	437,225	—	437,625
Issuance of shares of Common Stock	—	—	3,785,500	3,785	11,352,715	—	11,356,500
Offering Costs	—	—	—	—	(1,027,318)	—	(1,027,318)
Issuance of shares of Common Stock in Connection with the acquisition of certain assets of nCryptone	—	—	4,500,000	4,500	3,463,905	—	3,468,405
Stock compensation expense	—	—	—	—	472,598	—	472,598
Cashless exercise of warrants	—	—	1,722,142	1,722	(1,722)	—	—
Warrant compensation expense	—	—	—	—	1,253,493	—	1,253,493
Net loss	—	—	—	—	—	(6,866,614)	(6,866,614)
Balance, December 31, 2006	—	$—	28,372,308	$28,372	$26,298,606	$(13,733,561)	$12,593,417

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005

Cash flows from operating activities
Net loss	$(6,866,614)	$(2,565,008)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	488,390	78,009
Stock compensation expense	472,598	—
Warrant compensation expense	809,000	—
(Increase) decrease in Accounts receivable	18,291	(14,982)
(Increase) decrease in Prepaid expenses and other current assets	(30,885)	29,658
(Increase) decrease in Deposits on raw materials held for production	(701,472)	(100,000)
(Increase) decrease in Raw materials held for production	172,497	(172,497)
(Increase) decrease in Work in Progress Inventory	(1,098,553)	—
(Increase) decrease in Rental Deposit	(71,244)	—
Increase (decrease) in Accounts payable and accrued expenses	207,356	176,302
Increase (decrease) in Accounts payable - related parties	307,149	(233,980)
Increase (decrease) in Deferred revenue	302,867	(3,343)
Net cash used in operating activities	(5,990,620)	(2,805,841)
Cash flows from investing activities
Purchase of Property and Equipment	(218,786)	(276,833)
Net cash used in investing activities	(218,786)	(276,833)
Cash flows from financing activities
Repayment of notes payable	—	(648,270)
Proceeds from exercise of warrants	437,625	—
Repayment of demand notes payable related parties	—	(317,000)
Repayment of demand notes payable	—	(50,000)
Proceeds from notes payable related parties	—	650,000
Proceeds from demand notes payable	—	50,000
Proceeds from 10/19/05 Common Stock offering	—	6,517,500
Offering costs- 10/19/05 Common Stock offering	—	(390,000)
Proceeds from 5/30/06 Common Stock offering	11,356,500	—
Offering costs- 5/30/06 Common Stock offering	(582,825)	—
Interest payable- related parties	—	23,944
Interest paid on demand notes payable related parties	—	(9,128)
Interest payable on demand notes payable	—	542
Interest paid	—	(542)
Payments on capital lease	(9,330)	(8,627)
Net cash provided by financing activities	11,201,970	5,818,419
Net increase in cash and cash equivalents	4,992,564	2,735,748
Cash and cash equivalents, beginning of year	3,277,532	541,784
Cash and cash equivalents, end of period	$8,270,096	$3,277,532

The accompanying notes are an integral part of these financial statements

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow

	For the Years Ended December 31,
	2006	2005

Interest paid	$1,239	$28,833

Income tax paid	$—	$—

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

During the year ended December 31, 2006

On April 12, 2006, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $3.25 per share to SRG, LLC in conjunction with the retention of SRG, LLC to perform investor relations services for the Company whereby the Company recognized $450,000 in administrative costs relating to the issuance of these warrants.

On May 19, 2006, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $4.13 per share to Crystal Research Associates, LLC in conjunction with the retention of Crystal Research Associates, LLC to perform investor relations services for the Company whereby the Company recognized $359,000 in administrative costs relating to the issuance of these warrants.

On May 30, 2006, the Company issued warrants to purchase 113,565 shares of common stock at an exercise price of $3.30 to T.R Winston in conjunction with the Company’s May 30, 2006 financing and recognized $444,493 in offering costs relating to the issuance of these warrants.

On June 28, 2006 the Company exchanged 4,500,000 shares of its common stock for certain assets of nCryptone. The assets acquired were intangible assets of $3,030,000, accounts receivable of $14,830, fixed assets of $25,619, and deposits on raw materials inventory of $397,956.

On June 28, 2006, the Company entered into an agreement with nCryptone whereby for $1,000,010, the Company could acquire a license to nCryptone's buzzer patent that is payable within one year of June 28, 2006.

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

COMPANY OVERVIEW

The Company researches, develops and markets technology-based card enhancements primarily for the enterprise and on-line banking markets that are designed to enable issuers to increase acquisition rates of customers and improve security. It commenced sales of its first product, the LensCard, or a card embedded with a small magnifying lens, in 1998. Since 2002, its core focus has been and continues to be on research and development and marketing of its power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. It has devoted a significant majority of its efforts to completing the development of its power inlay technology, initiating marketing and raising the financing required to do so and funding its expenses. It has generated limited revenues that derive from licensing agreements of its LensCard product, most of which have terminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Innovative Card Technologies, its wholly owned subsidiary, PSA Co., Lens Card US, LLC and Lens Card International, (the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

The Company recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. The Company recognize certain long-term contracts using the complete-contract method in accordance to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.”

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

INVENTORY

The Company values its inventory at the lower of cost (first-in, first-out) or market. Under certain market conditions, the Company uses estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operation in the period in which the facts that give rise to the adjustments become known.

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The cost incurred to acquire intangible assets, which are active and relate to products with a definitive life cycle, are amortized over the estimated useful life of three to five years. The Company assesses the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend. Based on anticipated future income and cash flows and other factors relevant in the opinion of the Company’s management, there has been no impairment.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

MAJOR SUPPLIERS

The Company obtains the battery, a key component for the Company’s power inlay technology, from a single source, Solicore, Inc., on a purchase order basis. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations, delay production for up to nine months and impair the Company’s ability to manufacture and sell products.

The Company obtains the display, a key component for the Company’s ICT DisplayCard, from a single source, SmartDisplayer, pursuant to the Company’s agreement with SmartDisplayer. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the ICT DisplayCard, delay production of the ICT DisplayCard for up to twelve months and impair the Company’s ability to manufacture and sell the ICT DisplayCard.

The Company assembles its ICT DisplayCard using a single source, NagraID pursuant to a written agreement. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the ICT DisplayCard, delay production of the ICT DisplayCard for up to twelve months and impair the Company’s ability to manufacture and sell the ICT DisplayCard.

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

LOSS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Since their effect would have been anti-dilutive, common stock equivalents of 4,646,598 warrants and 2,351,000 stock options were excluded from the calculation of diluted loss per share for the year ended December 31, 2006. Since their effect would have been anti-dilutive, common stock equivalents of 6,833,133 warrants and 1,585,000 stock options were excluded from the calculation of diluted loss per share for the year ended December 31, 2005.

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

STOCK INCENTIVE PLAN

The Company accounts for its stock incentive plan under SFAS No. 123R, "Share-Based Payments" using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to FASB Statement No. 123, ”Share-Based Payment,” “SFAS No. 123(R)”. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges it equity instructions for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted this statement for the year ended December 31, 2006. The Company recorded $472,598 of compensation expense for employee stock options during the year ended December 31, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of implementing SFAS 159 on our consolidated financial statements, however the Company anticipates that SFAS 159 will not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - DEPOSITS FOR RAW MATERIALS HELD FOR PRODUCTION

	December 31, 2006	December 31, 2005

Deposits on raw materials held for production (display & manufacturing component)	$1,199,453	$100,000
TOTAL	$1,199,453	$100,000

These deposits for raw materials are held by two vendors.

NOTE 4 - RAW MATERIALS AND WORK IN PROGRESS INVENTORY HELD FOR PRODUCTION

Raw materials and work in progress inventory held for production at December 31, 2006 and 2005 consisted of the following and is stated at the lower cost or market:

	2006	2005

Raw materials held for production (battery component)	$—	$172,497
Work in progress inventory	1,098,553	—
TOTAL	$1,098,553	$172,497

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Computer equipment	$55,672	$16,939
Office equipment	8,168	8,168
Furniture and fixtures	19,878	18,270
Production equipment, capital lease	32,598	32,598
Leasehold improvements	5,610	5,610
Production equipment	473,736	269,698
	595,662	351,283
Less accumulated depreciation and amortization	(234,742)	(110,019)
TOTAL	$360,920	$241,264

Depreciation and amortization expense was $124,723 and $78,009, for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 - INTANGIBLE ASSET

Initially, upon the completion of the acquisition of nCryptone on June 28, 2006, the Company allocated the purchase price in accordance with the signed agreement with nCryptone assigning a temporary value of $19,303,095 to intangible assets and $1,000,010 to a patent license fee, pending further evaluation by the Company and the results of a report to be issued by a third party valuation firm. The Company’s preliminary allocation of the purchase price is summarized as follows:

Assets:
Intangible Assets	$19,303,095
Accounts Receivable	14,830
Equipment	25,619
Inventory	397,956
Total Assets	$19,741,500

Upon review of the report received from the third party valuation firm that assisted the Company with the valuation of the intangible assets and the patent license fee and other factors, the Company allocated the purchase price by assigning a value of $3,030,000 to intangible assets and $1,000,010 to a patent license fee. The $1,000,010 patent license fee will be amortized over the remaining life of the patent (12 years through November 2018). The total purchase price allocation of the DisplayCard assets of nCryptone is summarized as follows:

Common Stock:	$3,468,405

Total Purchase Price:	$3,468,405

The Company’s allocation of the purchase price is summarized as follows:

Assets:
Intangible Assets	$3,030,000
Accounts Receivable	14,830
Equipment	25,619
Inventory	397,956
Total Assets	$3,468,405

$2,900,000 of acquired intangibles has been assigned to developed technologies and $130,000 has been assigned to a non-competition agreement, which are subject to periodic amortization over the estimated useful life of five and three years, respectively.

Amortization expense for 2006 was $363,667. Estimated amortization expense for each of the ensuing years through December 31, 2011 is, respectively, $703,871, $703,871, $682,204, $660,538 and $370,538.

NOTE 7 - PROVISION FOR INCOME TAXES

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and the tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes consisted of the following:
	Years Ended December 31,
	2006	2005
Current provision:
Federal	—	—
State	$2,400	$2,400
Total Current Provision	$2,400	$2,400
Deferred provision (benefit)
Federal	—	—
State	—	—
Total deferred portion (benefit)	—	—
Total provision for income taxes	$2,400	$2,400

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2006	2005
Federal income tax at statutory rates	34%	34%
State income taxes, net of federal benefit	6%	6%
Change in valuation allowance	(40%)	(41%)
Other	0%	1%
Effective income tax rate	0%	0%

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2006	2005
Benefits from NOL carryforwards	$3,472,511	$1,684,177
Tax credit carryforward	$61,788	$61,788
Differences in financial statement and tax accounting for:
Stock compensation	$549,037	$—
Accrued vacation	$10,358	$—
Inventory	$260,140	$—
Deferred Revenue	$145,660	$15,989
Depreciation and amortization	$237,830	$—
State income tax	$(331,068)	$(118,115)
Total Deferred tax assets (gross)	$4,406,526	$1,643,799
Less Valuation allowance	$(4,406,526)	$(1,643,799)
Total Deferred Tax assets, net	$—	$—

A valuation allowance has been established due to the uncertainty of realizing certain net operating loss (NOL) carryforwards and the other deferred tax assets. The Company had NOL carryforwards at December 31, 2006 of approximately $8.1 million for federal income tax purposes and an aggregate of $8.2 million of state income tax purposes. The company also has Federal research tax credit carryforward of $61.788. The Company’s Federal and State NOL carryforwards will be available to offset taxes through December 31, 2026 and 2012, respectively.

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

On September 14, 2006, the Company entered into a sublease for 6,500 square feet of office space with Bergman & Dacey, Inc. which commenced on October 1, 2006 and expires on July 31, 2009. The Company paid a security deposit of $71,244. The lease requires monthly payments of $16,789 plus 32.5% of triple net costs charged to Bergman & Dacey, such as common area operating expenses, taxes and insurance. The rent increases 3% on October 1st of each year. Minimum lease payments will be $202,974, $209,063 and $124,677 in calendar years 2007, 2008 and 2009, respectively.

Rent expense was $77,524 and $37,040 for the years ended December 31, 2006 and 2005, respectively.

REVENUE SHARING AGREEMENTS

The Company entered into an agreement with its wholly owned subsidiary, PSACo., Inc., a Delaware corporation, whereby if the Company receives payments from royalty rights related to the LensCard that the Company would be obligated to make payments related to these rights to PSACo, the Company’s wholly owned subsidiary. As of December 31, 2006 and 2005, annual sales have not been sufficient to require any payments pursuant to the above agreements to PSACo. Any future payments that may be required will be recorded as a reduction of revenue.

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

EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with Alan Finkelstein, its Director and President; the initial term of three years, began January 1, 1998 and has since January 1, 2000 renewed for successive one year terms. As of December 31, 2006, the termination date is December 31, 2007. However, the agreement automatically renews if not terminated by December 31, 2007. Mr. Finkelstein earns $16,667 as a monthly salary.

LITIGATION

To date, the Company has never been a party to and has never been involved with any litigation. However, in the future, the Company, like any other business or individual, may become subject to litigation some of which the Company can control and other litigation that the Company cannot control. If the Company were to become involved in any litigation, management would have to assess whether or not such litigation would likely have a material adverse effect on the Company’s consolidated financial condition or results of operations.

NOTE 9 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

From April 7, 2004 through October 18, 2004, investors purchased 2,568,500 shares of convertible series A preferred stock ("Preferred Stock") for $2,568,500, which includes the conversion of $340,000 worth of convertible promissory notes into 340,000 shares of Series A Preferred Stock that were issued on April 7, 2004. Not included in the $2,568,500 is the conversion of unsecured advances owed to certain stockholders totaling $275,000 into 275,000 shares of Preferred Stock. Each share of Preferred Stock has a $.001 par value, a non-cumulative dividend of $0.06 per share when and if declared by the board of directors, liquidation preference and was convertible into one share of common stock at $1 per share. Each share of Preferred Stock was automatically converted into shares of common stock upon either (i) a majority of the outstanding shares of Preferred Stock, voting as a separate class, approves the conversion; or (ii) some or all of the common shares underlying the Preferred Stock are covered by an effective registration statement filed with the SEC. On May 5, 2005, the SEC declared the registration statement that covered, in part, common stock underlying the Preferred Stock effective thereby converting all 2,843,500 outstanding shares of Preferred Stock into common stock.

COMMON STOCK

During the year ended December 31, 2005, the Company completed the following:

On October 19, 2005, the Company issued 7,071,066 shares of common stock and 4,433,133 warrants to purchase common stock at a price of $1.00 per share to a number of investors pursuant to a private placement for total gross proceeds of $6,517,500 and the conversion of $571,066 of indebtedness.

During the year ended December 31, 2006, the Company completed the following:

On May 30, 2006, the Company issued 3,785,500 shares of common stock at a price of $3.00 per share to accredited investors pursuant to a private placement for total gross proceeds of $11,356,500 and a warrant to purchase 113,565 shares of our common stock at an exercise price of $3.30 per share that expire on May 30, 2011.

On June 28, 2006 the Company exchanged 4,500,000 shares of its common stock for certain assets of nCryptone. The assets acquired were intangible assets of $3,030,000, accounts receivable of $14,830, fixed assets of $25,619, and deposits on raw materials inventory of $397,956.

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price

Outstanding,
December 31, 2004	2,400,000	$1.00
Granted	4,433,133	$1.25

Outstanding,
December 31, 2005	6,833,133	$1.16
Granted	363,565	$3.51
Exercised	(2,550,100)	$1.00

Outstanding, December 31, 2006	4,646,598	$1.43

Exercisable, December 31, 2006	4,646,598	$1.43

The weighted-average fair value of the warrants granted during the twelve months ended December 31, 2006 for which the exercise price equals the market price on the grant date was $3.45, and the weighted-average exercise price was $3.51. No warrants were granted during the twelve months ended December 31, 2006 for which the exercise price was less than or greater than the market price on the grant date. The weighted-average remaining contractual life of the 4,646,598 warrants with a weighted average exercise price of $1.43 as of December 31, 2006 is 45 months.

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

The Company reserved a total of 2,351,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The board of directors, or a committee of the board, administers the 2004 Stock Incentive Plan. Stock options are generally granted with terms of up to ten years and vest over a period of five years under the 2004 Stock Incentive Plan. The administrator determines the exercise price of options granted under the 2004 Stock Incentive Plan, but the exercise price must not be less than 85% of the fair market value of the Company's common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value per share of the Company's common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of the Company's common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company's outstanding stock or the outstanding stock of any parent or subsidiary of the Company, the term must not exceed five years an the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

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

A summary of stock option activity and weighted average exercise prices for the years ended December 31, 2006 and 2005 is as follows:

ALL OPTIONS	2006		2005
		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of period	1,585,000	$1.00	1,275,000	—
Options granted	766,000	$4.39	350,000	$1.00
Options forfeited	—	—	(40,000)	$1.00
Options expired	—	—	—	—
Options exercised	—	—	—	—

Outstanding at end of period	2,351,000	$2.10	1,585,000	$1.00

Exercisable at end of period	835,000	$1.06	510,000	$1.00

NON VESTED OPTIONS	2006		2005
		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	1,075,000	$1.00	990,000	—
Options granted	766,000	$4.39	350,000	$1.00
Options forfeited	—	—	(40,000)	$1.00
Options expired	—	—	—	—
Options vested	(325,000)	$1.14	(225,000)	$1.00

Non- vested at end of period	1,516,000	$2.68	1,075,000	$1.00

The weighted average grant-date fair value of options granted during years ended December 31, 2006 and 2005 was $4.39, and $1.00, respectively.

The weighted average remaining contractual lives of the options outstanding and options exercisable were as follows:

	Options outstanding	Options exercisable

December 31, 2005	8.37 years	8.37 years
December 31, 2006	8.12 years	7.18 years

The Company recorded $472,598 of compensation expense for employee stock options during the year ending December 31, 2006, which is included in the general and administrative expense category. At December 31, 2006, there was a total of $3,328,840 of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 2.67 years. The total fair value of shares vested during the year ended December 31, 2006 was approximately $371,500. The aggregate intrinsic value of total outstanding options and total exercisable options was $5,666,500 and $2,792,500, respectively as of December 31, 2006.

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

If the fair value method had been applied, the Company's net loss and earnings per share would have been reduced to the pro forma amounts as follows:

Year Ended December 31, 2005

Net loss:
As reported	$(2,565,008)

Less: Total share-Based employee Compensation expense Determined under fair value method for employee stock options, net of tax	(250,858)

Pro forma net loss	$(2,815,866)

Basic and diluted loss per Share:

As reported	$(0.23)
Pro Forma	$(0.25)

The Black Scholes assumptions used are listed below:

	2006	2005

Risk free interest rate	4.97%	2.34%
Dividends	—	—
Volatility factor	200%	200%
Expected life	10 years	10 years
Annual forfeiture rate	0%	0%

NOTE 11 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at December 31, 2006 consisted of amounts due for legal, expense reimbursement, and for a licensing fee and were $1,322,159. As of December 31, 2006, $61,173 is owed to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm in which, George Hoover, a director of the Company, is a partner and $1,260,987 is owed to nCryptone, S.A., respectively. The amount is currently due to BSTZ and Alan Finkelstein while the amount due to nCryptone S.A. is not payable until June 27, 2007.

CONSULTING AGREEMENTS

The Company was a party to a Consulting Agreements with Forest Finkelstein, the son of Alan Finklestein and during the years ended December 31, 2006 and 2005 the Company paid $85,000 and $213,333, respectively.

DEMAND NOTES PAYABLE - RELATED PARTIES

In March 2005, the Company obtained loans in the form of secured demand promissory notes totaling $500,000 from Bristol Investment Fund, Ltd. and Union Finance International, Corp; Union Finance International Corp. loaned the Company $333,000 while Bristol Investment Fund, Ltd. loaned the Company $167,000. The notes were secured by the Company's assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The notes were payable on the demand of the respective lender. There was no further borrowing capacity under either of the notes. On October 11, 2005, Union Finance International Corp. transferred its $333,000 loan plus interest to BSR Investments, Ltd. On October 19, 2005, BSR Investments, Ltd. voluntarily converted the loan plus interest totaling $347,816 into 347,816 shares of common stock and 173,908 warrants to purchase common stock at $1.25. On October 20, 2005 the loan, including interest, amounting to $174,504 obtained from Bristol Investment Fund, Ltd. was repaid. As of December 31, 2005, the Company owed Bristol Investment Fund, Ltd. and BSR Investments, Ltd. $0 relating to these secured demand promissory notes.

On August 31, 2005, the Company obtained a loan in the form of a secured demand promissory note of $150,000 from Bradley Ross. The note was secured by the Company's assets, excluding assets subject to liens, leases, encumbrances, defenses or other claims. The note was payable on the demand of Bradley Ross. On October 19, 2005 the Company repaid the principal amounts owed to Bradley Ross. As of December 31, 2005, the Company owed Bradley Ross $0 relating to this secured demand promissory note.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm in which George Hoover, a director of the Company, is a partner. During the years ended December 31, 2006 and December 31, 2005, the Company paid $205,059 and $175,822 respectively, to this entity for legal services rendered.

NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)

On January 12, 2007 two employees cashlessly exercised a total of 35,000 stock options resulting in the issuance of 28,808 shares.

On January 26, 2007, two warrant holders exercised a total of 15,500 warrants resulting in the issuance of 15,500 shares of common stock for proceeds of $19,375.

On February 6, 2007, a warrant holder exercised 4,000 warrants resulting in the issuance of 4,000 shares of common stock for proceeds of $5,000.

Subsequent to year end, the Company entered into an option agreement with a related party whereby the Company may, but is not obligated to, purchase 51% ownership in a significant supplier of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE CARD TECHNOLOGIES, INC.

By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer

Dated: March 31, 2007

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Finkelstein and Bennet P. Tchaikovsky and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ John A. Ward, III	Chairman of the Board and Chief Executive Officer	March 31, 2007
John A. Ward, III	(Principal Executive Officer)

/s/ Bennet P. Tchaikovsky	Chief Financial Officer (Principal Financial and	March 31, 2007
Bennet P Tchaikovsky	Accounting Officer)

/s/ Alan Finkelstein	President, Chief Operating Officer and Director	March 31, 2007
Alan Finkelstein

/s/ Donald Joyce	Director	March 31, 2007
Donald Joyce

/s/ George Hoover	Director	March 31, 2007
George Hoover

/s/ Robert Sutcliffe	Director	March 31, 2007
Robert Sutcliffe

/s/ Donald Killian	Director	March 31, 2007
Donald Killian

/s/ Scott Ogilvie	Director	March 31, 2007
Scott Ogilvie

EXHIBIT INDEX

2.1	(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2	(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3	(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4	(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1	(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2	(2)	Amended and Restated Bylaws of the registrant, as currently in effect

10.1	(2)	2004 stock incentive plan

10.2	(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd., #2160, Los Angeles, California 90025, dated January 5, 2003

10.3	(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4	(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5	(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5	(a)(2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6	(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7	(2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8	(2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9	(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10	(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004 10.11** Promissory note (loan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12	(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13	(2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14	(2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15	(2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16	(2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17	(2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18	(2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19	(2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20	(2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21	(2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22	(2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23	(2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24	(2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25	(2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26	(2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27	(2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28	(2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29	(5)	Form of Lock-Up agreement by and between registrant's directors and executive officers pursuant to the private placement dated October 19, 2005

10.30	(4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31	(4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32	(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33	(6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34	(9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35	(9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36	(9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37	(10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38	(10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39	(10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40	(10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41	(11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42	(8)	Idemnification Agreement

10.43	(7)	Code of Ethics

21.1	(2)	List of subsidiaries

23.1	(1)	Consent of Independent Registered Public Accounting Firm.

23.2	(1)	Consent of Independent Registered Public Accounting Firm for Registration Statement (No. 333-137033) on Form S-8.

31.1	(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	(1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	(1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.

(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.

(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.

(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.

(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.

(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.

(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.

(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.

(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.

(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the SEC on July 12, 2006.

(11)	Previously filed by the registrant on Form 10QSB with the SEC on November 13, 2006.