Form 10KSB/A
period 2006-12-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2007-04-30
CIK 1300578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(mark one)

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
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

Securities registered under Section 12 (b) of the Exchange Act: Common Stock : $.001 par value

Securities registered under Section 12(g) of the Exchange Act: None

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
Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 26, 2007 there were 28,420,616 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes ☐ No ☒

INNOVATIVE CARD TECHNOLOGIES, INC.

TABLE OF CONTENTS

Page Number

PART III
ITEM 9 - OFFICERS AND DIRECTORS	3
ITEM 10 - EXECUTIVE COMPENSATION	8
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	11
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	12
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES	16

SIGNATURES

EXPLANATORY NOTE

The disclosures in this Form 10-KSB/A continue to speak as of the date of the original report, and do not reflect events occurring after the filing of the original report filed on April 2, 2007 (the “Original Report”). Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those discussed under the captions “ Business—Risk Factors” and “ Management’s Discussion and Analysis of Financial Condition and Plan of Operations” as set forth in the Original Report. Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Our filings are available to the public over the Internet at the SEC’s website at http:\\.www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-KSB, 10-QSB, Proxy and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.incardtech.com promptly after filing such material with the SEC.

As used in this Form 10-KSB/A, we refer to Innovative Card Technologies, Inc. its wholly owned subsidiaries, PSA Co., LensCard US LLC, and LensCard International as "InCard," "our company," "we," "us" and "our." In addition, LensCard is a trademark of InCard. Other service marks, trademarks and trade names referred to in this Form 10-KSB are the property of their respective owners.

 PART III

ITEM 9 - OFFICERS AND DIRECTORS

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

			INITIAL ELECTION OR
NAME	AGE	POSITION HELD	APPOINTMENT DATE
John A. Ward, III	60	Chief Executive Officer and Chairman
		Of the Board of Directors	November 22, 2003
Alan Finkelstein	56	Director, President, Chief Operating	November 22, 2003
		Officer and Secretary
Bennet P. Tchaikovsky	37	Chief Financial Officer	July 6, 2004

			INITIAL ELECTION OR
NAME	AGE	POSITION HELD	APPOINTMENT DATE
Donald Joyce	54	Director	November 22, 2003
George Hoover	59	Director	November 22, 2003
Robert Sutcliffe	55	Director	December 8, 2006
Scott V. Ogilvie	53	Director	December 11, 2006
Donald W. Killian, III	53	Director	December 11, 2006

Messrs. Ward, Finkelstein, and Tchaikovsky provide their services as executive officers on a full-time permanent basis.

Mr. Robert Sutcliffe was a director of the Company but resigned effective April 26, 2007.

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

BIOGRAPHICAL INFORMATION

JOHN A. WARD, III has served as our Chief Executive Officer and Chairman since August 2006 and has served as our director since November 2003. From October 2005 through August 2006, Mr. Ward served as our non-executive Chairman of the Board. Previously, Mr. Ward served as Chairman and interim CEO of Doral Financial, a diversified financial services company based in Puerto Rico, Chairman and CEO of The American Express Bank and President of the Travelers Cheque Group. Prior to joining American Express, Mr. Ward served as Executive Vice President of the Chase Manhattan Bank, a financial services provider, as well as Chief Executive Officer of Chase Bankcard Services. Mr. Ward serves on the boards of the following public companies: Rewards Network, Primus Guaranty, Ltd., and CoActive Marketing Group.

ALAN FINKELSTEIN, one of our founders, has served as our President, Secretary, and Chief Operating officer since August 2006 and as our director since our inception in November 2002. From December 2002 to August 2006, Mr. Finkelstein served as our President, Chief Executive Officer and Secretary, and as our director and Chairman from our inception until October 2005. Prior to November 2002, Mr. Finkelstein was a sole proprietor. He invented the LensCard and developed it from conceptualization in 1991 through design, patent acquisition, the formulation of a marketing strategy and issuance to credit card companies commencing in October 1998. Mr. Finkelstein serves as a member on the Joint Technical Committee on Information Technology for the International Organization of Standardization (ISO). Since 2000, he has served on the International Electrotechnical Commission (IEC). He is also a member of the National Committee for Information Technology Standards, the U.S. subgroup of the ISO and the IEC.

BENNET P. TCHAIKOVSKY has served as our Chief Financial Officer since July 2004. From January 2003 through November 2003, Mr. Tchaikovsky served as the Vice President, Finance of TJR Industries, Inc., a company that produces trade shows for the woodworking industry. From December 2000 through June 2002, Mr. Tchaikovsky served as Interim Chief Financial Officer and Chief Financial Officer of Digital Lava. From January 2000 to November 2000, Mr. Tchaikovsky served as the Chief Financial Officer of Harvest Solutions, Inc., a service provider of Internet tracking and reporting software solutions for companies. From February 1999 to October 1999, Mr. Tchaikovsky served as Controller for Rainmaker Digital Pictures, a subsidiary of Rainmaker Entertainment Group, a post production and visual effects company. From February 1998 through February 1999, Mr. Tchaikovsky served as Assistant Controller for Digital Domain, Inc., a provider of visual effects for commercial and film production. During 1996 and 1997, Mr. Tchaikovsky worked as an independent forensic accountant and financial consultant. Mr. Tchaikovsky previously worked as a senior associate at Coopers & Lybrand, LLP and internal auditor for California Federal Bank, Inc. He is a licensed Certified Public Accountant and an inactive member of the California State Bar. He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.

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

SCOTT OGILVIE, has served as our director since December 2006. Mr. Ogilvie is the Managing Director and Chief Operating Officer of Capital Investment Company Group, a privately held international financial services and investment holding company. Mr. Ogilvie is a graduate of the University of Denver and obtained his law degree from the University of California, Hastings College of Law. Prior to joining the Capital Investment Company Group in September 2000, from 1998 to 2000, Mr. Ogilvie was employed by Classic Residence by Hyatt as Managing Director of Development- Western Division. From the middle of 1993 to December 1998, Mr. Ogilvie was a partner in the John Buck Company, a full service real estate brokerage, development and property management firm.  Since February 2000, Mr. Ogilvie has served as a Director of Preferred Voice, Inc (PFVI.OB).

DONALD W. KILLIAN, III, has served as our director since December 2006. Mr. Killian, is a consultant and private investor based in Southern California. Mr. Killian is a graduate of the University of Southern California where he majored in Business Administration. In 1978, Mr. Killian served in the underwriting department for Aetna Casualty & Surety Company. From 1979 to 1997, Mr. Killian held a variety of positions at James Econn & Company, including Vice President and Account Executive, and from 1990 to 1997 President and Managing Director. Mr. Killian serves on the board of directors of Monrovia Growers, a privately held wholesale nursery. Mr. Killian is a member of City of Hope National Medical Center, Institutional Review Board.

The Board of Directors and its Committees

Our board of directors currently consists of six members. Our bylaws provide that our directors will be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected and qualified or until their earlier death, resignation or removal.

Our board of directors is responsible for establishing broad corporate policies and for overseeing the overall management of the Company. In addition to considering various matters which require its approval, the board of directors provides advice and counsel to, and ultimately monitors the performance of, the Company’s senior management.

There are three committees of the board of directors — the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee. Committee assignments will be re-evaluated annually and approved during the board meeting which follows the annual meeting of shareholders. The board of directors has determined that, in its judgment as of the date of this Report, each of the Company’s directors, other than John A. Ward, III, Alan Finkelstein, and George Hoover, are independent directors within the meaning of Rule 4200 of the National Association of Securities Dealers, Inc. (the “NASD”). Accordingly, all of the members of the Audit, Compensation and Nominating and Corporate Governance Committees are independent within the meaning of NASD Rule 4200.

On December 7, 2006, the board created the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee. The board of directors and each committee has adopted charters for all of such Committees. Copies of these charters can be found on the Company’s website at http://www.incardtech.com.

During the fiscal year ended December 31, 2006, the board of directors held ten meetings. Each director attended at least 75% of the total number of meetings of the board and the board committees of which he was a member in 2006.

The Company’s policy regarding attendance by members of the board of directors is as follows:

Attendance of Directors at Meetings

The board of directors currently holds regularly scheduled meetings and calls for special meetings as necessary. Meetings of the board may be held telephonically. Directors are expected to attend all board meetings and meetings of the Committees of the board on which they serve and to spend the time needed and meet as frequently as necessary to properly discharge their duties.

Directors are also expected to attend the annual meeting of shareholders. The board believes that director attendance at shareholder meetings is appropriate and can assist directors in carrying out their duties. When directors attend shareholder meetings, they are able to hear directly shareholder concerns regarding the Company. It is understood that special circumstances may occasionally prevent a director from attending a meeting.

Audit Committee

The Audit Committee will meet at least quarterly with the Company’s management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select and engage the independent accountants, assess the adequacy of the Company’s staff, management performance and procedures in connection with financial controls and receive and consider the accountants’ comments on the Company’s internal controls. The current members of the Audit Committee are Scott V. Ogilvie (Chairman) and Donald W. Killian, III. The Audit Committee did not meet during 2006. The board has determined that Mr. Ogilvie is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-B.

Compensation Committee

The Compensation Committee makes determinations concerning salaries and incentive compensation and otherwise determines compensation levels for the Company’s executive officers, directors and other key employees and performs such other functions regarding compensation as the board may delegate. The current members of the Compensation Committee are Donald W. Killian, III and Donald Joyce. Currently, the Committee does not have a chairman following Mr. Sutcliffe’s resignation. The Compensation Committee did not meet during 2006.

Nomination and Corporate Governance Committee

The Nomination and Corporate Governance Committee reviews and evaluates the effectiveness of the Company’s executive development and succession planning processes, as well as providing active leadership and oversight of these processes, and oversight of the Company’s corporate governance policies. The Nomination and Corporate Governance Committee also evaluates and recommends nominees for membership on the Company’s board of directors and its committees.

The current members of the Nomination and Corporate Governance Committee are Donald Joyce (Chairman) and Scott V. Ogilvie. The Committee did not meet during 2006.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). Based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us, we believe that during the 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

CODE OF ETHICS

We have adopted a code of ethics that applies to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, and members of the board of directors. Our code of ethics is posted on our website at http://www.incardtech.com.

PROCEDURES FOR NOMINATING DIRECTORS

The nomination and corporate governance committee determines the required selection criteria and qualifications of director nominees based upon our needs at the time nominees are considered. In general, directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of our stockholders. Moreover, the nomination and corporate governance committee will strive to ensure that at least one director meets the criteria for an “audit committee financial expert” as defined by SEC rules and that the majority of the directors comprising the board meet the definition of “independent director” under NASDAQ rules.

In addition to the above considerations, the nomination and corporate governance committee will consider criteria such as strength of character and leadership skills; general business acumen and experience; broad knowledge of the industry; age; number of other board seats; and willingness to commit the necessary time to ensure an active board whose members work well together and possess the collective knowledge and expertise required by the board. The nomination and corporate governance committee will consider these same criteria for candidates regardless of whether the candidate was identified by the nomination and corporate governance committee, by stockholders, or any other source.

The nomination and corporate governance committee will consider qualified candidates for possible nomination that are submitted by our stockholders. Stockholders wishing to make such a submission may do so by sending the following information to the nomination and corporate governance committee c/o Chief Financial Officer at the address indicated on the Notice of Annual Meeting of Stockholders. Any recommendations submitted to the Chief Financial Officer should be in writing and should include whatever supporting material the stockholder considers appropriate in support of that recommendation, but must include the information that would be required under the rules of the SEC in a proxy statement soliciting proxies for the election of such candidate and a signed consent of the candidate to serve as a director of the Company, if elected.

Under our bylaws, and as permitted by SEC rules, stockholders who wish to submit a proposal or nominate a person as a candidate for election to our board of directors at an annual meeting must follow certain procedures. These procedures require that timely, written notice of such proposal or nomination be received by our Chief Financial Officer at our principal executive offices not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year’s annual meeting.

The nomination and corporate governance committee conducts a process of making a preliminary assessment of each proposed nominee based upon the resume and biographical information provided, an indication of the candidate’s willingness to serve and other background information, business experience, and leadership skills, all to the extent available and deemed relevant by the nomination and corporate governance committee. This information is evaluated against the criteria set forth above and our specific needs at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the nomination and corporate governance committee determines which candidate(s) to recommend to the board to submit for election at the next stockholder meeting. The nomination and corporate governance committee uses the same process for evaluating all candidates, regardless of the original source of the nomination.

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

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2006. The following table summarizes all compensation for fiscal year 2006 received by our Chief Executive Officer, and the Company’s two most highly compensated executive officers who earned more than $100,000 in fiscal year 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Compensation Expense Recognized Under FAS 123R		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John A. Ward, III, CEO & Chairman	2006	0	$100,000	(1)	0	0	0	0	0	0	$100,000
Alan Finkelstein, President & COO	2006	$200,000	$70,000	(1)	0	0	0	0	0	0	$270,000
Bennet P. Tchaikovsky, CFO	2006	$130,000	$30,000	(1)	0	0	0)	0	0	0	$160,000

(1) The compensation expense recognized under FAS123R during 2006 relates to option grants made to the executive prior to January 1, 2006. No option grants were given to this officer during 2006.

EMPLOYMENT AGREEMENTS

In January 1998, our predecessor entity, LensCard US, LLC, entered into an employment agreement with Alan Finkelstein that provided for a starting monthly salary of $8,334. Mr. Finkelstein's current monthly salary is $16,667. Mr. Finkelstein’s agreement renews annually for a one year term if not terminated prior to its anniversary date. In the event the Company terminates Mr. Finkelstein employment without cause, the Company would have to pay Mr. Finkelstein's salary for the remaining term of the contract.

John A. Ward, III, our Chairman and CEO did not receive any salary during 2006. Mr. Ward only receives reimbursement for any out of pocket expenses that he incurs as a result of his position and receives reimbursement for medical insurance premiums similar to our other employees. We have no written employment agreement with Mr. Ward.

There are no other employment agreements or arrangements with any of our named executive officers. Except for the options issued to our named executives officers granted under the 2004 Stock Incentive Plan, we do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

EQUITY AWARDS

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

John A. Ward, III (1)	150,000	100,000	0	$1.00	11/22/13	0	0	0	0
John A. Ward, III (2)	50,000	200,000	0	$1.00	10/16/15	0	0	0	0
Alan Finkelstein (3)	150,000	100,000	0	$1.00	11/22/13	0	0	0	0
Alan Finkelstein (4)	20,000	80,000	0	$1.00	10/16/15	0	0	0	0
Bennet P. Tchaikovsky (5)	60,000	90,000	0	$1.00	7/5/14	0	0	0	0

(1) 50,000 shares vest annually for five years beginning 11/22/04.
(2) 50,000 shares vest annually for five years beginning 10/16/06.
(3) 50,000 shares vest annually for five years beginning 11/22/04.
(4) 20,000 shares vest annually for five years beginning 10/16/06.
(5) 30,000 shares vest annually for five years beginning 07/05/05.

OPTION GRANTS TO EXECUTIVE OFFICERS IN 2006

No options were granted to our Chief Executive Officer, President and Chief Operating Officer, or to our Chief Financial Officer in fiscal year 2006.

DIRECTOR COMPENSATION

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (6)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

George Hoover (1)	0	0	$3,543	0	0	0	$3,543
Donald Joyce (2)	0	0	$3,942	0	0	0	$3,942
Scott Ogilvie (3)	0	0	$6,113	0	0	0	$6,113
Donald Killian, III (4)	0	0	$5,315	0	0	0	$5,315
Robert Sutcliffe (5)	0	0	$6,558	0	0	0	$6,558

(1)	The aggregate number of stock awards and option awards issued and outstanding as of December 31, 2006 are 0 and 90,000, respectively.
(2)	The aggregate number of stock awards and option awards issued and outstanding as of December 31, 2006 are 0 and 91,500, respectively.
(3)	The aggregate number of stock awards and option awards issued and outstanding as of December 31, 2006 are 0 and 63,000, respectively.
(4)	The aggregate number of stock awards and option awards issued and outstanding as of December 31, 2006 are 0 and 60,000, respectively.
(5)
The aggregate number of stock awards and option awards issued and outstanding as of December 31, 2006 are 0 and 61,500, respectively. Mr. Sutcliffe resigned from the Board of Directors effective April 26, 2007.

(6)	The value of the option award was computed in accordance with FAS 123R.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

Presently, we compensate our directors through stock options. Our directors receive 20,000 stock options per year. If a director serves as a Committee Chairman, the director would receive additional options that would vest over a period of one year. For serving as Chairman of the Audit Committee, Scott Ogilvie received 3,000 stock options that vest over a period of one year. For serving as Chairman of the Compensation Committee, Mr. Sutcliffe received 1,500 stock options that vest over a period of one year. For serving as the Chairman of the nominating and Corporate Governance Committee, Mr. Joyce received 1,500 stock options that vest over a period of one year. We do not pay any cash to our directors for attending any meetings or for any other services. We reimburse our directors for any travel costs they incur as a director.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of our common stock as of April 10, 2007 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock , (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise stated, their address is c/o Innovative Card Technologies, Inc., 10880 Wilshire Boulevard, Suite 950, Los Angeles, California 90024.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws. As of April 10, 2007, there were 28,420,616 shares of common stock issued and outstanding. With respect to the table below, we have based our calculation of the percentage of beneficial ownership of 28,410,616 shares of common stock outstanding.

In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of April 27, 2007. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.

	COMMON STOCK

	NUMBER OF SHARES OF	PERCENTAGE OF
NAME OF DIRECTOR, OFFICER AND BENEFICIAL	COMMON STOCK	OUTSTANDING SHARES OF
OWNER	BENEFICIALLY OWNED	COMMON STOCK
Named Executive Officers and Directors:
John A. Ward, III(1)	220,000	*
Alan Finkelstein(2)	2,927,947	10.2%
Bennet P. Tchaikovsky (3)	112,500	*
Donald Joyce(4)	30,000	*
George Hoover(4)	80,000	*
Robert Sutcliffe (10)	--	*
Scott V. Ogilvie	--	*
Donald W. Killian, III	39,000	*
Five Percent Stockholders of Common Stock:
JMG Capital Partners, Ltd.(5)	1,228,850	4.32%
JMG Triton Offshore Fund, Ltd. (6)	1,228,850	4.32%
nCryptone, S.A. (7)	4,500,000	15.8%
Bradley Ross(8)	1,736,022	6.1%
All Officers and Directors as a Group (6 persons)(9)	3,409,447	11.7%

* Less than one percent beneficially owned.

(1) Includes options to purchase 200,000 shares vested and exercisable within 60 days of April 10, 2007.

(2) Includes options to purchase 170,000 shares vested and exercisable within 60 days of April 10, 2007.

(3) Includes options to purchase 60,000 shares vested and exercisable within 60 days of April 10, 2007.

(4) Includes options to purchase 30,000 shares vested and exercisable within 60 days of April 10, 2007.

(5) Mr. Jonathan Glaser is the natural person with voting and investment decision power of this entity. The business address for Jonathan Glaser is 11601 Wilshire Blvd. Suite 2180, Los Angeles, CA 90025.

(6) Mr. Jonathan Glaser is the natural person with voting and investment decision power of this entity. The business address for Jonathan Glaser is 11601 Wilshire Blvd. Suite 2180, Los Angeles, CA 90025.

(7) nCryptone SA is a wholly owned subsidiary of Prosodie SA. The shares were issued to nCryptone, S.A. in the acquisition of selected assets relating to the DisplayCard on June 28, 2006.

(8) Includes 10,000 shares held by Mr. Ross's daughter, Raquel Ross, of which Mr. Ross disclaims beneficial ownership. Mr. Ross's business address is c/o Bemel & Ross, 11601 Wilshire Blvd., #2160, Los Angeles, California 90025.

(9) Includes options to purchase 490,000 shares vested and exercisable within 60 days of April 10, 2007.

(10) Mr. Sutcliffe resigned from our Board of Directors effective April 26, 2007.

CHANGE IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change of control of the company.

EQUITY COMPENSAITON PLAN INFORMATION

See Item 5, Market for Common Equity and Related Stockholder Matters in the Original Report for additional information regarding our equity compensation plan.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are certain transactions or series of transactions during the last two years between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $63,915, which represents one percent of the average of our total assets at year-end for the last three completed fiscal years, other than compensation arrangements that are otherwise required to be described under "Executive Compensation."

PRIVATE PLACEMENTS OF SECURITIES

From January 1, 2005 through April 10, 2007, we issued the following securities in private placements to various investors, including the related parties detailed in the table below:

o 7,071,066 units, whereby each unit consisted of one share of common stock and a warrant to purchase .5 shares of common stock at an exercise price of $1.25 per share for an aggregate purchase price of $7,071,066 which includes $571,066 of indebtedness that was converted into 571,066 units on October 19, 2005.

o 3,785,500 shares of common stock at a per share price of $3.00 per share for an aggregate purchase price of $11,356,500 and warrants to purchase 113,565 shares of common stock at a per share exercise price of $3.30 on May 30, 2006.

o 4,500,000 shares of common stock valued at a per share price of $4.387 for an aggregate purchase price of $19,741,500 to nCryptone, S.A in exchange for rights to the DisplayCard relating to the acquisition that closed on June 28, 2006.

Since January 1, 2005, the following executive officers, directors and beneficial holders of more than five percent of our voting securities and their immediate family members purchased securities in the two above offerings in the amounts set forth below.

Name(1)	Common	Common Warrants
Alan Finkelstein(2)	101,250	50,625
George Hoover(3)	50,000	25,000
Bennet P Tchaikovsky (4)	52,500	26,250
Bradley Ross(5)	600,000	300,000
Donald W. Killian, III (6)	33,000	--
JMG Capital Partners, Ltd. (7)	1,317,000	450,000
JMG Triton Offshore Fund, Ltd. (8)	1,317,000	450,000

(1) See "Security Ownership of Certain Beneficial Owners and Management" for more detail on shares held by these purchasers.

(2) Alan Finkelstein converted $101,250 of indebtedness owed to him as of October 19, 2005 into units whereby Mr. Finkelstein received 101,250 shares of common stock and a warrant to purchase 50,625 shares of common stock at $1.25 per share.

(3) George Hoover, our director, personally assumed $50,000 of indebtedness the company owed to Blakely Sokoloff Taylor & Zafman, a firm where Mr. Hoover is a partner in, as of October 19, 2005 and converted the indebtedness into units whereby Mr. Hoover received 50,000 shares of common stock and 25,000 warrants to purchase common shares at $1.25.

(4) Bennet P. Tchaikvosky, our Chief Financial Officer, converted $52,500 of indebtedness the company owed to him as deferred compensation into units on October 19, 2005 whereby Mr. Tchaikovsky received 52,500 shares of common stock and 26,250 warrants to purchase common shares at $1.25.

(5) On October 19, 2005, Bradley Ross paid $600,000 and received 600,000 shares of common stock and 300,000 warrants to purchase common stock at $1.25.

(6) On May 30, 2006, Donald W. Killian, III paid $99,000 and received 33,000 shares of common stock.

(7) Jonathan Glaser is the natural person with voting and investment control over securities held by JMG Capital Partners, Ltd. which, on October 19, 2005, paid $900,000 and received 900,000 shares of common stock and 450,000 warrants to purchase common stock at $1.25. On May 30, 2006, JMG Capital Partners, Ltd., paid $1,251,000 and received 417,000 shares of common stock.

(8) Jonathan Glaser is the natural person with voting and investment control over securities held by JMG Triton Offshore Fund, Ltd. which on October 19, 2005, paid $900,000 and received 900,000 shares of common stock and 450,000 warrants to purchase common stock at $1.25. On May 30, 2006, JMG Triton Offshore Fund, Ltd., paid $1,251,000 and received 417,000 shares of common stock.

UNITS EXCHANGED FOR DEFERRED SALARIES

We deferred salaries for two of our executive officers, Alan Finkelstein and Bennet P. Tchaikovsky, and two of our other employees from January 1, 2005 through September 30, 2005. On October 19, 2005 Alan Finkelstein elected to convert the entire gross amount of deferred salary owed to him of $37,500, resulting, after payroll taxes, in $26,250 that was converted to units that consisted of 26,250 shares of common stock and 13,125 warrants to purchase common stock at $1.25 per share. On October 19, 2005 Bennet P. Tchaikovsky elected to convert the entire amount of gross deferred salary owed to him of $52,500, resulting, after payroll taxes, in $35,000 that was converted to units that consisted of 35,000 shares of common stock and 17,500 warrants to purchase common stock at $1.25. Simultaneously, Bennet P. Tchaikovsky paid the Company an additional $17,500 and received 17,500 units that consisted of 17,500 shares of common stock and 8,750 warrants to purchase common stock at $1.25. Two other employees collectively were owed $28,500 in aggregate deferred salary. Of this $28,500 aggregate deferred salary amount, $14,000 was converted, resulting, after payroll taxes in $9,500 that was converted to units that consisted of 9,500 shares of common stock and 4,750 warrants to purchase common stock at $1.25.

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

GUARANTEES

In June 2005, Bradley Ross provided a personal guarantee for any bank overdraft in our account with City National Bank. The guarantee was lifted when the company completed interim bridge financing by issuing secured demand promissory notes on August 31, 2005.

CONSULTING SERVICES

We paid Forest Finkelstein $213,333 in 2005 and $85,000 in 2006 for services rendered to us. Forest Finkelstein is the son of Alan Finkelstein. Forest has provided and continues to provide client relations services, market research and website development services for us. Through June 30, 2004, Forest's compensation was $8,333 per month. Commencing in July 2004, we agreed to pay Forest $2,500 per month. On August 30, 2005, the board of directors elected to give Forest an additional payment for services in the amount of $32,083 as well as authorizing his monthly consulting fee to be increased to $7,083 per month beginning August 1, 2005. On October 19, 2005, Forest directed the company to pay $187,000 of the amount owed to him to purchase 187,000 shares of common stock and 93,500 warrants pursuant to the financing that was completed on October 19, 2005. See "Executive Compensation" for more detail on services provided by Alan Finkelstein.

LEGAL SERVICES

Since our inception, the law firm of Blakely Sokoloff Taylor & Zafman, LLP (BSTZ) acted as our outside legal counsel on intellectual property matters. George Hoover, a director of InCard, serves as a partner of BSTZ. Aggregate fees billed to us by BSTZ for legal services rendered during fiscal years 2006 and 2005 were $259,182 and $175,822, respectively. As of December 31, 2006 we owed BSTZ $61,173 for services rendered to us. This amount is included in our Accounts Payable related parties on December 31, 2006. The balance payable to BSTZ is non-interest bearing and is payable on demand. On October 19, 2005, George Hoover personally assumed $50,000 of indebtedness the company owed to BSTZ and converted the $50,000 of indebtedness into units whereby Mr. Hoover received 50,000 shares of common stock and 25,000 warrants to purchase common shares at $1.25.

LOANS FROM PRINCIPAL STOCKHOLDERS

In March 2005, we obtained loans totaling $500,000 in the form of secured demand promissory notes from two principal stockholders. One of the lenders was Union Finance International, Corp. a company where Karim Souki is a director. Karim Souki is the brother of Charif Souki, who, at the time of the transaction, was our Director. Union Finance International Corp. loaned us $333,000 on March 31, 2005 while Bristol Investment Fund, Ltd. loaned us $167,000 on March 30, 2005 for the combined total of $500,000. Each note bears interest at an 8% annual rate. On October 11, 2005, Union Finance International Corp. transferred the secured demand promissory note to BSR Investments, Ltd. On October 19, 2005, BSR Investments, Ltd. converted the entire amount of principal and interest due of $347,816 into 347,816 shares of common stock and 173,908 warrants to purchase common shares at $1.25 per share. On October 20, 2005, we repaid the entire principal and interest amount due of $174,504 to Bristol Investment Fund, Ltd.

On August 31, 2005, we obtained loans totaling $200,000 in the form of secured demand promissory notes from a significant stockholder and another stockholder totaling $200,000. One of the lenders was Bradley Ross, a significant stockholder of InCard, loaned us $150,000 and Rodger Bemel, another stockholder of InCard, loaned us $50,000 for a combined total of $200,000. Each note bears interest at an 8% annual rate. On October 19, 2005 we repaid the principal amounts owed to Mr. Bemel & Mr. Ross.

OPTION AGREEMENT TO PURCHASE A 51% OWNERSHIP INTEREST IN A SIGNIFICANT SUPPLIER OF THE COMPANY

Subsequent to year end, we entered into an option agreement with Forest Finkelstein, the adult son of Alan Finkelstein, our Chief Operating Officer, President and director. Under the terms of the option agreement we have the option to, but are not obligated to, purchase a 51% ownership interest (“Interest”) in one of our significant suppliers, which Interest is presently owned by Forrest Finkelstein. We are not obligated to exercise the option or complete the acquisition and have made no decision as to whether we will do so. We are, however, actively involved in our due diligence review and investigation of the supplier. The ultimate proposed economic terms of this transaction are uncertain. In the event we exercise the option to purchase Mr. Forest Finkelstein’s Interest, Mr. Forest Finkelstein will be reimbursed for his costs but he will not earn a profit.

OPTIONS GRANTS TO DIRECTORS AND EXECUTIVE OFFICERS

We have granted options to purchase common stock to our directors and officers. Please see "Management--Director Compensation" and "Executive Compensation"--"Option Grants to Executive Officers in 2006."

EMPLOYMENT AGREEMENTS

See "Executive Compensation--Employment Arrangements."

INDEMNIFICATION

Our amended and restated certificate of incorporation and our bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. On March 19, 2007, our board of directors approved a form of indemnification agreement to be entered into with each of our directors and executive officers. The Indemnification Agreement provides, among other things, that, subject to the procedures set forth in the Indemnification Agreement: (i) we will indemnify the Indemnitee (as defined in the Indemnification Agreement) to the fullest extent permitted by law in the event Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, a Claim (as defined in the Indemnification Agreement) by reason of (or arising in part out of) an Indemnifiable Event (as defined in the Indemnification Agreement); (ii) if requested by Indemnitee, and subject to certain exceptions, we will advance Expenses (as defined in the Indemnification Agreement) to the Indemnitee; (iii) if there is a Change of Control (as defined in the Indemnification Agreement), we will seek the advice of independent legal counsel with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and advances under the Indemnification Agreement or any provision of our charter or bylaws; (iv) the rights of the Indemnitee under the Indemnification Agreement are in addition to any other rights the Indemnitee may have underour charter or bylaws or the Delaware General Corporation Law or otherwise; and (v) to the extent we maintain an insurance policy or policies providing directors' and officers' liability insurance, the Indemnitee will be covered to the maximum extent of the coverage available for our directors or officers. In addition, the Indemnification Agreement establishes guidelines as to the defense and settlement of claims by the parties, the relevant burden of proof, reliance as a safe harbor, the period of limitations and security.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors, Singer Lewak Greenbaum and Goldstein, LLP ("SLGG"), during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

ACCOUNTING FEES
	Fiscal Years
	2006	2005
Audit Fees(1)	$89,239	$53,621
Audit Related Fees(2)	96,003	24,574
Tax Fees(3)	6,213	-
All Other Fees(4)	7,141	2,951
Total	$198,596	$81,146

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

The company’s Audit Committee must pre-approve all engagements of the independent auditor by the company, and fees to be charged for such services, as required by the Audit Committee’s charter (and the rules of the Securities and Exchange Commission), subject to the de-minimis exception for expenditures for non-audit services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services constitutes not more than 5% of the total fees paid by the company to its auditors during the fiscal year, (ii) such services were not recognized by the company at the time of engagement to be non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to completion of the audit by the Audit Committee or by one or more members of the Audit Committee who has been authorized by the Audit Committee to grant such approvals. In reviewing non-audit services, the Audit Committee will consider whether the provision of non-audit services, if any, by the independent auditors is compatible with maintaining the independent auditors independence. The Audit Committee will not approve any of the Prohibited Services listed on Appendix A to the charter, and in making a business judgment about particular non-audit services, the Audit Committee will consider the guidelines contained in Appendix A to the charter. The Audit Committee may delegate to one or more of its members the authority to grant any required pre-approvals of audit or non-audit services. The granting of such approval by the designated member(s) shall be reported to the full Audit Committee at its next regularly scheduled meeting. A copy of Appendix A and the full Audit Committee charter can be found at the company’s website.

The Audit Committee Charter was not adopted until December 2006 and therefore did not convene with regards to the accounting fees detailed above for the year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE CARD TECHNOLOGIES, INC.

By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer

Dated: April 30, 2007

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934