Form 10QSB
period 2007-03-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2007-05-15
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

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

Common Stock Outstanding as of May 8, 2007: 28,420,616 shares

Transitional Small Business Disclosure Format: Yes ☐  No ☒

INNOVATIVE CARD TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,887,875	$8,270,096
Accounts receivable	24,381	14,836
Prepaids and other current assets	47,657	42,658
Deposits on raw materials held for production	1,151,212	1,199,453
Work in progress inventory	1,292,778	1,098,553
Total current assets	9,403,903	10,625,596
PROPERTY AND EQUIPMENT, NET	336,224	360,920
DEPOSITS	174,125	71,244
INTANGIBLE ASSETS, NET	3,490,375	3,666,343
Total assets	$13,404,627	$14,724,103

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$821,034	$460,162
Accounts payable - related parties	1,184,112	1,322,159
Short term portion of capital lease	5,906	8,355
Deferred revenue	692,835	340,010
Total current liabilities	2,703,887	2,130,686

Total liabilities	2,703,887	2,130,686

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 5,000,000 shares
Authorized, 0 (unaudited) and 0 shares issued and outstanding	—	—
Common stock $0.001 par value, 50,000,000 shares
Authorized, 28,420,616 (unaudited) and
28,372,308 shares issued and outstanding	28,420	28,372
Additional paid-in capital	26,612,688	26,298,606
Accumulated deficit	(15,940,368)	(13,733,561)
Total stockholders' equity	10,700,740	12,593,417
Total liabilities and stockholders' equity	$13,404,627	$14,724,103

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2007	Three months ended March 31, 2006
	(unaudited)	(unaudited)
Revenues	$1,420	$250
Cost of Goods Sold	—	—
Gross Margin	1,420	250
Operating expenses
Administrative	1,605,717	424,926
Consulting Fees	21,250	21,250
Professional Fees	363,523	182,379
Research and development	296,329	163,678
Total operating expenses	2,286,819	792,233
Loss from operations	(2,285,399)	(791,983)
Other income (expense)
Interest income	79,540	24,011
Interest expense	(148)	(512)
Total other income (expense)	79,392	(768,484)
Loss before provision for income taxes	(2,206,007)	(768,484)
Provision for income taxes	(800)	—
Net loss	$(2,206,807)	$(768,484)
Basic and diluted loss per share	$(0.08)	$(0.04)
Weighted-average common shares outstanding	28,410,689	17,981,788

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2007
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	—	$—	28,372,308	$28,372	$26,298,606	$(13,733,561)	$12,593,417
Exercise of warrants (unaudited)	—	—	19,500	19	24,356	—	24,375
Stock compensation expense (unaudited)					289,755		289,755
Cashless exercise of employee stock options (unaudited)			28,808	29	(29)		—
Net loss (unaudited)						(2,206,807)	(2,206,807)
Balance, March 31, 2007 (unaudited)	—	$—	28,420,616	$28,420	$26,612,688	$(15,940,368)	$10,700,740

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,206,807)	$(768,484)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	220,643	24,360
Stock compensation expense	289,755	73,750
(Increase) decrease in Accounts receivable	(9,545)	18,297
(Increase) decrease in Prepaid expenses and other current assets	(4,999)	(184)
(Increase) decrease in Deposits on raw materials held for production	48,241	(23,400)
(Increase) decrease in Raw materials held for production	(194,225)	(56,420)
(Increase) decrease in Deposits, Rent and other	(102,881)	—
Increase (decrease) in Accounts payable and accrued expenses	360,872	13,215
Increase (decrease) in Accounts payable - related parties	(138,047)	29,471
Increase (decrease) in Deferred revenue	352,825	(251)
Net cash used in operating activities	(1,384,168)	(689,646)
Cash flows from investing activities
Purchase of Property and Equipment	(19,979)	(31,544)
Net cash used in investing activities	(19,979)	(31,544)
Cash flows from financing activities
Proceeds from exercise of warrants	24,375	50,000
Payments on capital lease	(2,449)	(2.264)
Net cash provided by financing activities	21,926	47,736
Net decrease in cash and cash equivalents	(1,382,221)	(673,454)
Cash and cash equivalents, beginning of year	8,270,096	3,277,532
Cash and cash equivalents, end of period	$6,887,875	$2,604,078

Supplemental disclosures of cash flow information
Interest paid	$148	$512
Income tax paid	$800	$800

Supplemental disclosures of non-cash investing and financing activities:

•	On January 12, 2007, option holders cashlessly exercised 35,002 options resulting in the issuance of 28,808 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

COMPANY OVERVIEW

The Company researches, develops and markets technology-based card enhancements primarily for the enterprise and on-line banking markets that are designed to enable enterprise and financial institutions to increase their acquisition rates of customers and improve security. It commenced sales of its first product, the LensCard, or a card embedded with a small magnifying lens, in 1998. Since 2002, its core focus has been and continues to be on research and development and marketing of its power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. It has devoted a significant majority of its efforts to completing the development of its power inlay technology, initiating marketing and raising the financing required to do so and funding its expenses. It has generated limited revenues that derive from licensing agreements of its LensCard product, most of which have terminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated interim financial statements of Innovative Card Technologies, Inc., its wholly owned subsidiary, PSA Co. (the "Company"), Lens Card US, LLC, and Lens Card International Limited have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company's annual report on Form 10-KSB for the year ended December 31, 2006. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The actual results experienced by the Company may differ from management's estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth therein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2006 audited financial statements contained in Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007. Interim results are not necessarily indicative of the results for a full year.

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

Since their effect would have been anti-dilutive, common stock equivalents of 4,627,098 warrants and 2,315,998 stock options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2007. Since their effect would have been anti-dilutive, common stock equivalents of 6,783,135 warrants and 1,585,000 stock options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2006.

INCOME TAXES

The Company accounts for income taxes in accordance to SFAS No. 109, “Accounting for Income Taxes”. Also, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The adoption of SFAS 154 did not have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of SFAS 155 did not have a material impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on the Company’s financial position, results of operations or cash flows.

 In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2007, the Company adopted FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSB FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

NOTE 3 - DEPOSITS ON RAW MATERIALS HELD FOR PRODUCTION

Deposits for raw materials held for production at March 31, 2007 and December 31, 2006 consisted of the following and are stated at the amount deposited:

	March 31, 2007	December 31, 2006
	(unaudited)
Deposits on raw materials held for production
(display & manufacturing component)	$1,151,212	$1,199,453
TOTAL	$1,151,212	$1,199,453

These deposits for raw materials are held by two vendors.

NOTE 4 - RAW MATERIALS AND WORK IN PROGRESS INVENTORY HELD FOR PRODUCTION

Work in progress inventory held for production at March 31, 2007 and December 31, 2006 consisted of the following and is stated at the lower of cost or market:

	March 31, 2007	December 31, 2006
	(unaudited)
Work in progress inventory	$1,292,778	$1,098,553
TOTAL	$1,292,778	$1,098,553

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
Computer equipment	$68,050	$55,672
Office equipment	8,168	8,168
Furniture and fixtures	19,878	19,878
Production equipment, capital lease	32,598	32,598
Leasehold improvements	5,610	5,610
Production equipment	481,337	473,736
	615,641	595,662
Less accumulated depreciation and amortization	(279,417)	(234,742)
TOTAL	$336,224	$360,920

Depreciation and amortization expense was $44,675 (unaudited) and $24,360 (unaudited), for the three months ended March 31, 2007 and 2006, respectively.

NOTE 6 - INTANGIBLE ASSETS

For the acquisition of nCryptone on June 28, 2006, the Company allocated the purchase price by assigning a value of $3,030,000 to intangible assets and $1,000,010 to a patent license fee. The $1,000,010 patent license fee will be amortized over the remaining life of the patent (12 years through November 2018). The total purchase price allocation of the DisplayCard assets of nCryptone is summarized as follows:

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

Amortizaiton expense for the three months ended March 31, 2007 and March 31, 2006 was $175,968 (unaudited) and $0 (unaudited), respectively. Estimated amortization expense for each of the ensuing years through December 31, 2011 is, respectively, $527,903, $703,871, $682,204, $660,538 and $370,538.

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

The provision for income taxes consisted of the following:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Current Provision:
Federal	—	—
State	$800	$2,400
Total Current Provision	$800	$2,400
Deferred provision (benefit)
Federal	—	—
State	—	—
Total deferred portion (benefit)	—	—
Total provision for income taxes	$800	$2,400

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:
	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Federal income tax at statutory rates	34%	34%
State income taxes, net of federal benefit	6%	6%
Change in valuation allowance	(41%)	(45%)
Tax credits	0%	4%
Other	1%	1%
Effective income tax rate	0%	0%

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and (liabilities) consisted of the following:

	Three Months Ended March 31,	Year Ended December 31,
	2007	2006
	(unaudited)
Benefits from NOL carryforwards	$3,713,074	$3,472,511
Tax credit carryforward	61,788	61,788
Differences in financial statement and tax accounting for:
Stock compensation	669,839	549,037
Accrued vacation	16,497	10,358
Inventory	260,410	260,140
Deferred Revenue	340,053	145,660
Depreciation and amortization	283,747	237,830
State income tax	(404,547)	(331,068)
Total Deferred tax assets (gross)	$4,940,861	$4,406,526
Less Valuation allowance	(4,940,861)	(4,406,526)
Total Deferred Tax assets, net	$—	$—

A valuation allowance has been established due to the uncertainty of realizing certain net operating loss (NOL) carryforwards and the other deferred tax assets. The Company had NOL carryforwards at March 31, 2007 of approximately $9.5 million for federal income tax purposes and $5.5 million for state income tax purposes. The company also has Federal research tax credit carryforward of $61,788. The Company’s Federal and State NOL carryforwards will be available to offset taxes through December 31, 2027 and 2013, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized $0 in the liability for unrecognized tax benefits. At March 31, 2007, there were no unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended March 31, 2007, the Company recognized approximately $0 (unaudited) and $0 (unaudited) in interest and penalties, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

On September 14, 2006, the Company entered into a sublease for 6,500 square feet of office space with Bergman & Dacey, Inc. which commenced on October 1, 2006 and expires on July 31, 2009. The Company paid a security deposit of $71,244. The lease requires monthly payments of $16,789 plus 32.5% of triple net costs charged to Bergman & Dacey, such as common area operating expenses, taxes and insurance. The rent increases 3% on October 1st of each year. Minimum lease payments will be $152,608 from April 1, 2007 through December 31, 2007, $209,063 and $124,677 in calendar years 2008 and 2009, respectively.

Rent expense was $52,673 (unaudited) and $8,993 (unaudited) for the three months ended March 31, 2007 and 2006, respectively.

REVENUE SHARING AGREEMENTS

The Company entered into an agreement with its wholly owned subsidiary, PSACo., Inc., a Delaware corporation, whereby if the Company receives payments from royalty rights related to the LensCard that the Company would be obligated to make payments related to these rights to PSACo, the Company’s wholly owned subsidiary. As of March 31, 2007, sales have not been sufficient to require any payments pursuant to the above agreements to PSACo. Any future payments that may be required will be recorded as a reduction of revenue.

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

EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with Alan Finkelstein, its Director and President; the initial term of three years, began January 1, 1998 and has since January 1, 2000 renewed for successive one year terms. As of March 31, 2007, the termination date is December 31, 2007. However, the agreement automatically renews if not terminated by December 31, 2007. Mr. Finkelstein earns $16,667 as a monthly salary.

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

NOTE 10 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

COMMON STOCK

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

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price
Outstanding,
December 31, 2006	4,646,598	$1.43
Granted during 2007 (unaudited)	—	—
Exercised during 2007 (unaudited)	(19,500)	$1.25
Outstanding, March 31, 2007 (unaudited)	4,627,098	$1.42

During the three months ended March 31, 2007, warrant holders exercised 19,500 warrants resulting in the issuance of 19,500 shares of common stock and proceeds to the Company of $24,375 (unaudited).

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

The following summarizes stock option transactions for the period shown:

	Three Months Ended March 31, 2007
	(unaudited)
			WEIGHTED AVERAGE EXERCISE PRICE
ALL OPTIONS
Outstanding at beginning of period	2,351,000		$2.10
Options granted	—	$
Options forfeited	—		—
Options expired	—		—
Options exercised	(35,002)		$1.00

Outstanding at end of period	2,315,998		$2.12

Exercisable at end of period	819,998		$1.06

	Three Months Ended March 31, 2007
	(unaudited)
NON VESTED OPTIONS			WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	1,516,000		$2.68
Options granted		$
Options forfeited	—		—
Options expired	—		—
Options vested	(20,000)		$1.00

Non- vested at end of period	1,496,000		$2.71

The weighted average grant-date fair value of options granted during the three month periods ended March 31, 2007 and 2006 was $0.00 (unaudited), as no options were granted.

The weighted average remaining contractual lives of the options outstanding and options exercisable at March 31, 2007, were as follows:

	Options outstanding	Options exercisable

March 31, 2007 (unaudited)	7.89 years	6.94 years

The Company recorded $289,755 (unaudited) and $73,750 (unaudited) of compensation expense for employee stock options during the three month periods ending March 31, 2007 and March 31, 2006, respectively which is included in the administrative expense category. At March 31, 2007, there was a total of $3,080,827 of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 2.44 years. The total fair value of shares vested during the three month period ended March 31, 2007 was approximately $20,000 (unaudited). The aggregate intrinsic value of total outstanding options and total exercisable options was $5,685,593 (unaudited) and $2,807,093(unaudited), respectively as of March 31, 2007.

The Black Scholes assumptions used are listed below:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
Risk free interest rate	4.97%	2.34%
Dividends	—	—
Volatility factor	200%	200%
Expected life	10 years	10 years
Annual forfeiture rate	0%	0%

NOTE 11 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at March 31, 2007 and December 31, 2006 consisted of amounts due for legal, expense reimbursement, and for a licensing fee and were $1,184,112 (unaudited) and $1,322,159 respectively. As of March 31, 2007 and December 31, 2006, $12,730 (unaudited) and $61,173 is owed to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm in which, George Hoover, a director of the Company, is a partner, $13,765 (unaudited) and $0 is owed to Alan Finkelstein, a related party, and $1,157,617 (unaudited) and $1,260,987 is owed to nCryptone, S.A., respectively. The amounts are currently due to BSTZ and Alan Finkelstein while the amount due to nCryptone S.A. is not payable until June 27, 2007.

CONSULTING AGREEMENTS

The Company was a party to a Consulting Agreements with Forest Finkelstein, the son of Alan Finklestein and during the three months ended March 31, 2007 and 2006, the Company paid $21,250 (unaudited) and $21,250 (unaudited), respectively.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a director of the Company, is a partner in. During the three months ended March 31, 2007 and 2006, the Company paid $62,074 (unaudited) and $30,981 (unaudited), respectively, to this entity for legal services rendered.

NOTE 12 - SUBSEQUENT EVENTS (UNAUDITED)

On April 26, 2007, Robert Sutcliffe submitted his resignation as a director of the Company, effective as of April 26, 2007.

On May 8, 2007, the Company issued a press release announcing that the Company received written notice from Nasdaq Listing Qualifications on May 1, 2007 stating that solely as a result of the resignation of Robert Sutcliffe from the Company’s Board of Directors, effective as of April 26, 2007, the Company is currently not in compliance with Nasdaq’s independent director and audit committee requirements as set forth in Marketplace Rule 4350.

Pursuant to Marketplace Rules 4350(c)(1) and 4350(d)(4), Nasdaq is providing the Company a cure period in order to regain compliance with the independent director and audit committee requirements as follows: (1) until the earlier of the Company’s next annual shareholders’ meeting or April 26, 2008; or (2) if the next annual shareholders’ meeting is held before October 23, 2007, then the Company must evidence compliance no later than October 23, 2007.

As stated in the press release, the Company has begun to search for a replacement independent director and the Company believes that it will regain compliance with Marketplace Rule 4350(c)(1) and 4350(d)(4) within the cure period set forth by the Nasdaq.

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

Since inception, we have been unprofitable. We incurred a net loss of $2,232,839 during the three months ended March 31, 2007. As of March 31, 2007, we had an accumulated deficit of $15,966,400. Our continued existence will be dependent upon our ability to obtain additional financing, if we are unable to successfully sell the ICT DisplayCard in substantial quantities. We further anticipate that after such introduction of the ICT DisplayCard we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months for retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology, have been and will continue to be significant. To date, our operations have been funded primarily through equity financings totaling $21,803,691. We believe that we currently have enough cash to meet our needs and continue our operations for the next twelve months assuming that we will be able to sell the ICT DisplayCard in substantial quantities.

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

Stock Based Compensation. On January 1, 2006, we adopted SFAS No. 123 (R), “Share Based Payment,” which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No.123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We have selected the modified prospective method of transition. SFAS No.123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No.107 in our adoption of SFAS No. 123(R).

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND MARCH 31, 2006

OVERVIEW

Our financial results for the three months ended March 31, 2007 reflect a net loss of $2,206,807, or $0.08 per share (basic and diluted), compared to a net loss of $768,484, or $0.04 per share (basic and diluted), for the three months ended March 31, 2006.

The major factors contributing to our increased net loss of $2,206,807 during the first quarter of 2007 were administrative expenses, professional fees and research and development expenses relating to new products and improving existing products.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue increased from $250 for the three months ended March 31, 2006 to $1,420 for the three months ended March 31, 2007. The increase resulted primarily from additional LensCard royalties received during the three months ended March 31, 2007. We believe that future revenue will be primarily from the sales of the ICT DisplayCard; we anticipate that such revenues will begin in the third quarter of 2007.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation and amortization expense.

Administrative expense increased from $424,926 for the three months ended March 31, 2006 to $1,605,717 for the three months ended March 31, 2007. Administrative expense increased primarily due to the hiring of additional employees, insurance costs, compensation expenses relating to the vesting of employee and director's stock options, and travel expenses relating to business development. We anticipate that administrative expenses will increase in 2007 as we incur increased costs associated with establishing our operations.

Consulting expense. Consulting expense consists of payments made to an independent contractor that provided services to us.

Consulting expense remained constant at $21,250 for the three months ended March 31, 2007 and 2006. We anticipate that our consulting expense will remain constant as we do not presently have the intention of hiring additional outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense increased from $182,379 for the three months ended March 31, 2006 to $363,523 for the three months ended March 31, 2007. Professional fees expense increased due to legal fees for the legal and accounting fees relating to our requirements to operate as a public company. We anticipate that professional fees will continue to increase as we will have to assess our internal controls relating to Sarbanes-Oxley and the related legal costs associated with being a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $163,678 for the three months ended March 31, 2006 to $296,329 for the three months ended March 31, 2007 due to increased expenses as they related to the further development of our ICT DisplayCard. We expect our research and development expenses to increase as we continue to invest in developing enhancements of our ICT DisplayCard with one time password.

Interest income. Interest income increased from $24,011 for the three months ended March 31, 2006 to $79,540 for the three months ended March 31, 2007 due to an increased operating cash balance that was earning interest during the three months ended March 31, 2007.

Interest expense. Interest expense decreased from $512 for the three months ended March 31, 2006 to $148 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity had been cash and cash equivalent balances, which were $8,270,096 at December 31, 2006 and $6,887,875 as of March 31, 2007. Since our inception, we have incurred significant losses, and as of December 31, 2006 and March 31, 2007 we had an accumulated deficit of $13,733,561 and $15,940,368, respectively.

Net cash used in operating activities was $1,384,168 for the three months ended March 31, 2007 as compared with $689,646 for the three months ended March 31, 2006. This significant increase in cash used was primarily due to a greater net loss as we continue to further establish our operations.

Net cash used in investing activities was $19,979 for the three months ended March 31, 2007 as compared with $31,544 for the three months ended March 31, 2006. The decrease was due to less production equipment being purchased during the three months ended March 31, 2007.

Net cash provided by financing activities was $21,926 for the three months ended March 31, 2007 as compared to $47,736 for the three months ended March 31, 2006. The decrease occurred because fewer warrants were exercised during the three months ended March 31, 2007.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded primarily through equity financings totaling $21,803,691. We believe that we will have enough funding to meet our cash needs and continue our operations for the next twelve months assuming (1) that we will be able to successfully sell the ICT DisplayCard in substantial quantities and (2) that we make no acquisitions. For example, if we choose to exercise our right to acquire control of a supplier, then we will need financing both for that transaction and for the supplier’s operating expenses. Our significant equity and debt financings from January 1, 2006 through May 14, 2007 are described below.

On May 30, 2006, we issued 3,785,500 shares of common stock at a price of $3.00 per share to accredited investors pursuant to a private placement for total gross proceeds of $11,356,500. T.R. Winston & Company served as placement agent for the securities sold in this transaction and received a net commission of 5% of the total gross proceeds and a warrant to purchase 113,565 shares of our common stock at an exercise price of $3.30 per share that expire on May 30, 2011. The shares of common stock we issued and the shares of common stock underlying warrants issued on May 30, 2006 have full ratchet anti-dilution protection for 12 months if we issue securities for a price less than $3.00 per share. If during 12 months following May 30, 2006, we obtain additional capital through the issuance of equity securities, other than the issuance of shares of common stock or securities convertible into or exchangeable for common stock of InCard in connection with (i) any mergers or acquisitions of securities, business, property or other assets (ii) joint ventures or other strategic corporate transactions, (iii) any other transaction, the primary purpose of which is not to raise capital for the company, (iv) the exercise of an option or warrant or the conversion of a security outstanding as of May 30, 2006, or (v) any employee benefit plan that has been adopted by our board and our shareholders, the holders of these then-existing shares will receive full ratchet anti-dilution protection.

On June 28, 2006, we purchased rights relating to the ICT DisplayCard from nCryptone for 4,500,000 shares of our common stock and acquired a license to use a patent for $1,000,010 USD that is due by June 27, 2007. We intend to pay this note using our existing cash balance.

FUTURE NEEDS

We believe that our current cash of $5,370,799 as of May 9, 2007, will provide us with sufficient resources for the next twelve months at our anticipated level of operations that assumes we will be able to successfully sell the ICT DisplayCard in substantial quantities. This capital would not be sufficient to finance any acquisition or additional activity. If we needed additional capital for acquisitions or otherwise, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

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

INNOVATIVE CARD TECHNOLOGIES, INC.

Date: May 15, 2007	/s/ John A. Ward, III
John A. Ward, III
Chairman and CEO

Date: May 15, 2007	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer

EXHIBIT INDEX

2.1	(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2	(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3	(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4	(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1	(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2	(2)	Amended and Restated Bylaws of the registrant, as currently in effect

10.1	(2)	2004 stock incentive plan

10.2	(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd., #2160, Los Angeles, California 90025, dated January 5, 2003

10.3	(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4	(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5	(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5	(a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6	(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7	(2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8	(2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9	(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10	(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004 10.11** Promissory note (loan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12	(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13	(2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14	(2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15	(2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16	(2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17	(2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18	(2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19	(2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20	(2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21	(2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22	(2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23	(2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24	(2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25	(2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26	(2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27	(2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28	(2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29	(5)	Form of Lock-Up agreement by and between registrant's directors and executive officers pursuant to the private placement dated October 19, 2005

10.30	(4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31	(4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32	(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33	(6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34	(9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35	(9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36	(9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37	(10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38	(10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39	(10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40	(10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41	(11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42	(8)	Idemnification Agreement

10.43	(7)	Code of Ethics

21.1	(2)	List of subsidiaries

31.1	(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	(1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	(1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.

(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.

(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.

(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.

(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.

(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.

(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.

(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.

(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.

(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the S EC on July 12, 2006.

(11)	Previously filed by the registrant on Form 10QSB with the S EC on November 13, 2006.