Form 10QSB/A
period 2007-03-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2007-05-25
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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
Explanatory Note:

This amendment to the Quarterly Report on Form 10-QSB of Innovative Card Technologies for the quarter ended March 31, 2007 is being filed solely for the purpose of correcting: (1) the certification date listed on Exhibit 32.1, and (2) the net loss and accumulated deficit amounts as stated in Management’s Discussion and Analysis of Financial Condition and Results of Operations. None of the financial results for Innovative Card Technologies, Inc. have changed.

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

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,206,807)	$(768,484)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	220,643	24,360
Stock compensation expense	289,755	73,750
(Increase) decrease in Accounts receivable	(9,545)	18,297
(Increase) decrease in Prepaid expenses and other current assets	(4,999)	(184)
(Increase) decrease in Deposits on raw materials held for production	48,241	(23,400)
(Increase) decrease in Raw materials held for production	(194,225)	(56,420)
(Increase) decrease in Deposits, Rent and other	(102,881)	—
Increase (decrease) in Accounts payable and accrued expenses	360,872	13,215
Increase (decrease) in Accounts payable - related parties	(138,047)	29,471
Increase (decrease) in Deferred revenue	352,825	(251)
Net cash used in operating activities	(1,384,168)	(689,646)
Cash flows from investing activities
Purchase of Property and Equipment	(19,979)	(31,544)
Net cash used in investing activities	(19,979)	(31,544)
Cash flows from financing activities
Proceeds from exercise of warrants	24,375	50,000
Payments on capital lease	(2,449)	(2,264)
Net cash provided by financing activities	21,926	47,736
Net decrease in cash and cash equivalents	(1,382,221)	(673,454)
Cash and cash equivalents, beginning of year	8,270,096	3,277,532
Cash and cash equivalents, end of period	$6,887,875	$2,604,078

Supplemental disclosures of cash flow information
Interest paid	$148	$512
Income tax paid	$800	$800

Supplemental disclosures of non-cash investing and financing activities:

•	On January 12, 2007, option holders cashlessly exercised 35,002 options resulting in the issuance of 28,808 shares of common stock.

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

The weighted average grant-date fair value of options granted during the three month periods ended March 31, 2007 and 2006 was $0 (unaudited), as no options were granted.

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

Since inception, we have been unprofitable. We incurred a net loss of $2,206,807 during the three months ended March 31, 2007. As of March 31, 2007, we had an accumulated deficit of $15,940,368. Our continued existence will be dependent upon our ability to obtain additional financing, if we are unable to successfully sell the ICT DisplayCard in substantial quantities. We further anticipate that after such introduction of the ICT DisplayCard we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months for retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology, have been and will continue to be significant. To date, our operations have been funded primarily through equity financings totaling $21,803,691. We believe that we currently have enough cash to meet our needs and continue our operations for the next twelve months assuming that we will be able to sell the ICT DisplayCard in substantial quantities.

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