Form 10QSB
period 2007-06-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2007-08-14
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

or

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

Common Stock Outstanding as of August 6, 2007: 28,420,616 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INNOVATIVE CARD TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATIONITEM

1. FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,208,895	$8,270,096
Accounts receivable	91,225	14,836
Prepaids and other current assets	69,274	42,658
Deposits on raw materials held for production	1,415,250	1,199,453
Work in progress inventory	1,819,758	1,098,553
Total current assets	7,604,402	10,625,596
PROPERTY AND EQUIPMENT, NET	333,997	360,920
DEPOSITS	170,397	71,244
INTANGIBLE ASSETS, NET	3,312,452	3,666,343
Total assets	$11,421,248	$14,724,103

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,193,918	$460,162
Accounts payable - related parties	1,055,375	1,322,159
Short term portion of capital lease	3,408	8,355
Deferred revenue	856,685	340,010
Total current liabilities	3,109,386	2,130,686

Total liabilities	3,109,386	2,130,686

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value, 5,000,000 shares
Authorized, 0 (unaudited) and 0 shares issued and outstanding	—	—
Common stock $0.001 par value, 50,000,000 shares
Authorized, 28,420,616 (unaudited) and
28,372,308 shares issued and outstanding	28,420	28,372
Additional paid-in capital	26,880,034	26,298,606
Accumulated deficit	(18,596,592)	(13,733,561)
Total stockholders' equity	8,311,862	12,593,417
Total liabilities and stockholders' equity	$11,421,248	$14,724,103

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,089	$1,978	$2,509	$2,228
Cost of Goods Sold	—	—	—	—
Gross Margin	1,089	1,978	2,509	2,228
Operating expenses
Administrative	1,926,943	1,424,932	3,533,460	1,849,856
Consulting fees	21,250	21,250	42,500	42,500
Professional fees	203,695	461,248	567,218	643,627
Research and development	568,477	179,965	864,806	343,643
Total operating expenses	2,720,365	2,087,395	5,007,984	2,879,626
Loss from operations	(2,719,276)	(2,085,417)	(5,005,475)	(2,877,398)
Other income (expense)
Interest income	63,152	64,373	142,692	88,384
Interest expense	(100)	(288)	(248)	(801)
Total other income (expense)	63,052	64,085	142,444	87,583
Loss before provision
for income taxes	(2,656,224)	(2,021,332)	(4,863,031)	(2,789,815)
Provision for income taxes	—	(2,400)	—	(2,400)
Net loss	$(2,656,224)	$(2,023,732)	$(4,863,031)	$(2,792,215)
Basic and diluted loss per share	$(0.09)	$(0.10)	$(0.17)	$(0.15)
Basic and diluted weighted-average
common shares outstanding	28,420,616	19,690,137	28,415,133	18,841,787

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2007
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	—	$—	28,372,308	$28,372	$26,298,606	$(13,733,561)	$12,593,417
Exercise of warrants (unaudited)	—	—	19,500	19	24,356	—	24,375
Stock compensation expense (unaudited)					560,776		560,776
Cashless exercise of employee stock options (unaudited)			28,808	29	(29)		—
Offering cost (unaudited)					(3,675)		(3,675)
Net loss (unaudited)						(4,863,031)	(4,863,031)
Balance, June 30, 2007 (unaudited)	—	$—	$28,420,616	$28,420	$26,880,034	$(18,596,592)	$8,311,862

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(4,863,031)	$(2,792,215)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	445,323	46,144
Stock compensation expense	560,776	200,186
Warrant compensation Expense	—	838,845
(Increase) decrease in Accounts receivable	(76,389)	18,297
(Increase) decrease in Prepaid expenses and other current assets	(26,616)	(65)
(Increase) decrease in Deposits on raw materials held for production	(215,797)	(740,400)
(Increase) decrease in Work in progress inventory	(721,205)	(94,449)
(Increase) decrease in Deposits, Rent and other	(99,153)	—
Increase (decrease) in Accounts payable and accrued expenses	733,756	76,770
Increase (decrease) in Accounts payable - related parties	(266,784)	71,733
Increase (decrease) in Deferred revenue	516,675	137,772
Net cash used in operating activities	(4,012,445)	(2,237,382)
Cash flows from investing activities
Purchase of Property and Equipment	(64,509)	(51,625)
Net cash used in investing activities	(64,509)	(51,625)
Cash flows from financing activities
Proceeds from exercise of warrants	24,375	274,375
Proceeds from 5/30/06 Common Stock offering	—	11,356,500
Offering costs 5/30/06 Common Stock offering	—	(582,825)
Offering costs	(3,675)	—
Payments on capital lease	(4,947)	(4,575)
Net cash provided by financing activities	15,753	11,043,475
Net increase (decrease) in cash and cash equivalents	(4,061,201)	8,754,468
Cash and cash equivalents, beginning of year	8,270,096	3,277,532
Cash and cash equivalents, end of period	$4,208,895	$12,032,000

Supplemental disclosures of cash flow information
Interest paid		$248	$801
Income tax paid	$		$2,400

Supplemental disclosures of non-cash investing and financing activities:

•	On January 12, 2007, option holders cashlessly exercised 35,002 options resulting in the issuance of 28,808 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

COMPANY OVERVIEW

The Company researches, develops and markets technology-based card enhancements primarily for the enterprise and on-line banking markets that are designed to enable enterprise and financial institutions to improve security. It commenced sales of its first product, the LensCard, or a card embedded with a small magnifying lens, in 1998. Since 2002, its core focus has been and continues to be on research and development and marketing of its power inlay technology that is designed to bring power-based applications, including light, sound and display screens, to cards. Power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. It has devoted a significant majority of its efforts to completing the development of its power inlay technology, initiating marketing and raising the financing required to do so and funding its expenses. It has generated limited revenues that derive from licensing agreements of its LensCard product, most of which have terminated.

As further discussed in Item 2 to this Form 10-QSB, the Company believes that it currently has enough cash to meet its short term needs and continue current operations through November 2007. The Company anticipates that it will not now be able to generate sales of the ICT DisplayCard in substantial quantities until 2008 to support its cash needs since the sales cycle for that product is longer than originally anticipated. Under the agreements to maintain exclusivity under its supplier contracts, the Company purchased inventory and made deposits prior to orders being received from customers. These inventory purchases and deposits along with the Company's operating expenses have collectively reduced the Company’s cash resources since the Company has not been able to sell its acquired inventory or utilize its deposits with suppliers or otherwise replenish such cash. As such, the Company will be required to raise operating capital in order to continue its current operations and/or to pursue any acquisitions of products or entities.

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

REVENUE RECOGNITION

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. The Company recognizes certain long-term contracts using the complete-contract method in accordance to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.”

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

The Company obtains the display, a key component for the Company’s ICT DisplayCard, from a single source, SmartDisplayer, pursuant to the Company’s written agreement with SmartDisplayer. Included in this agreement are provisions that require the Company to meet certain purchase requirements in order to maintain its exclusivity. The Company has exclusivity until May, 2010, however to maintain its exclusivity during this time period the Company will be required to meet certain purchase requirements. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the ICT DisplayCard, delay production of the ICT DisplayCard for up to twelve months and impair the Company’s ability to manufacture and sell the ICT DisplayCard.

The Company assembles its ICT DisplayCard using a single source, NagraID pursuant to a written agreement. Included in this agreement are provisions that require the Company to meet certain purchase requirements in order to maintain its exclusivity. The Company has exclusivity until February 2008, however to maintain exclusivity during this time period the Company will be required to meet certain purchase requirements. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the ICT DisplayCard, delay production of the ICT DisplayCard for up to twelve months and impair the Company’s ability to manufacture and sell the ICT DisplayCard.

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

Since their effect would have been anti-dilutive, common stock equivalents of 4,627,098 warrants and 2,254,498 stock options were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2007. Since their effect would have been anti-dilutive, common stock equivalents of 6,783,135 warrants and 1,585,000 stock options were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2006.

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

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

NOTE 3 - DEPOSITS ON RAW MATERIALS HELD FOR PRODUCTION

Deposits for raw materials held for production at June 30, 2007 and December 31, 2006 consisted of the following and are stated at the amount deposited:

	June 30, 2007	December 31, 2006
	(unaudited)
Deposits on raw materials held for production
(display & manufacturing component)	$1,415,250	$1,199,453
TOTAL	$1,415,250	$1,199,453

These deposits for raw materials are held by two vendors, are not refundable and made pursuant to agreements as discussed in Note 2 under major suppliers

NOTE 4 - WORK IN PROGRESS INVENTORY

Work in progress inventory held for production at June 30, 2007 and December 31, 2006 consisted of the following and is stated at the lower of cost or market:

	June 30, 2007	December 31, 2006
	(unaudited)
Work in progress inventory	$1,819,758	$1,098,553
TOTAL	$1,819,758	$1,098,553

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
Computer equipment	$89,179	$55,672
Office equipment	8,168	8,168
Furniture and fixtures	24,384	19,878
Production equipment, capital lease	32,598	32,598
Leasehold improvements	5,610	5,610
Production equipment	500,232	473,736
	660,171	595,662
Less accumulated depreciation and amortization	(326,174)	(234,742)
TOTAL	$333,997	$360,920

Depreciation and amortization expense was $46,757 (unaudited) and $21,784 (unaudited) for the three months ended June 30, 2007 and 2006, respectively.

Depreciation and amortization expense was $91,432 (unaudited) and $46,144 (unaudited), for the six months ended June 30, 2007 and 2006, respectively.

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

Amortization expense for the three and six months ended June 30, 2007 and June 30, 2006 was $177,923 (unaudited), $0 (unaudited), $353,891 (unaudited), and $0 (unaudited), respectively. Estimated amortization expense for each of the ensuing years through December 31, 2011 is, respectively, $527,903, $703,871, $682,204, $660,538 and $370,538.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

On September 14, 2006, the Company entered into a sublease for 6,500 square feet of office space with Bergman & Dacey, Inc. which commenced on October 1, 2006 and expires on July 31, 2009. The Company paid a security deposit of $71,244. The lease requires monthly payments of $16,789 plus 32.5% of triple net costs charged to Bergman & Dacey, such as common area operating expenses, taxes and insurance. The rent increases 3% on October 1st of each year. Minimum lease payments will be $102,243 from July 1, 2007 through December 31, 2007, $209,063 and $124,677 in calendar years 2008 and 2009, respectively.

On April 1, 2007, the Company entered into a lease for temporary office space with Boss Buro Express in Paris, France for one month, which commenced on April 1, 2007 and is renewable on a month to month basis. The Company paid initial charges, including security deposit and set up fees of $6,458 USD. The lease requires a monthly payment of 2,745 Euro which is inclusive of certain office services. Amounts payable under the lease are due in Euro.

On July 12, 2007, the Company entered into a lease for temporary office space with Regus do Brasil Ltda. in Sao Paulo, Brazil, which commenced on July 16, 2007 and which has a term of three (3) months and is renewable on a month to month basis thereafter. The Company paid initial charges, including security deposit and set up fees, of $7,858 USD. The lease requires monthly payments of 7,000 Brazilian Real, which is inclusive of certain office services. Amounts payable under the lease are in Brazilian Real.

Rent expense was $65,415 (unaudited), $7,248 (unaudited), $118,088 (unaudited) and $16,241 (unaudited) for the three and six months ended June 30, 2007 and 2006, respectively.

REVENUE SHARING AGREEMENTS

The Company entered into an agreement with its wholly owned subsidiary, PSACo., Inc., a Delaware corporation, whereby if the Company receives payments from royalty rights related to the LensCard that the Company would be obligated to make payments related to these rights to PSACo, the Company’s wholly owned subsidiary. As of June 30, 2007, sales have not been sufficient to require any payments pursuant to the above agreements to PSACo. Any future payments that may be required will be recorded as a reduction of revenue.

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

EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with Alan Finkelstein, its Director and President; the initial term of three years, began January 1, 1998 and has since January 1, 2000 renewed for successive one year terms. As of June 30, 2007, the termination date is December 31, 2007. However, the agreement automatically renews for one year if not terminated by December 31, 2007. Mr. Finkelstein earns $16,667 as a monthly salary.

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

NOTE 8 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price
Outstanding,
December 31, 2006	4,646,598	$1.43
Granted during 2007 (unaudited)	—	—
Exercised during 2007 (unaudited)	(19,500)	$1.25
Outstanding, June 30, 2007 (unaudited)	4,627,098	$1.42

During the six months ended June 30, 2007, warrant holders exercised 19,500 warrants resulting in the issuance of 19,500 shares of common stock and proceeds to the Company of $24,375 (unaudited).

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

The following summarizes stock option transactions for the period shown:

	Six Months Ended June 30, 2007
	(unaudited)
		WEIGHTED AVERAGE EXERCISE PRICE
ALL OPTIONS
Outstanding at beginning of period	2,351,000		$2.10
Options granted	—	$
Options forfeited	(61,500)		$4.89
Options expired	—		—
Options exercised	(35,002)		$1.00

Outstanding at end of period	2,254,498		$2.04

Exercisable at end of period	833,998		$1.11

	Six Months Ended June 30, 2007
	(unaudited)
NON VESTED OPTIONS			WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	1,516,000		$2.68
Options granted	—	$
Options forfeited	(61,500)		$4.89
Options expired	—		—
Options vested	(34,000)		$2.42

Non- vested at end of period	1,420,500		$2.59

The weighted average grant-date fair value of options granted during the six month periods ended June 30, 2007 and 2006 was $0 (unaudited) and $4.45.

The weighted average remaining contractual lives of the options outstanding and options exercisable at June 30, 2007, were as follows:

	Options outstanding	Options exercisable

June 30, 2007 (unaudited)	7.55 years	6.73 years

The Company recorded $560,776 (unaudited) and $200,186 (unaudited) of compensation expense for employee stock options during the six month periods ending June 30, 2007 and June 30, 2006, respectively which is included in the administrative expense category. At June 30, 2007, there was a total of $3,025,662 of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 Plan. The cost is expected to be recognized over a weighted average period of 3.44 years. The total fair value of shares vested during the six month period ended June 30, 2007 was approximately $82,300 (unaudited). The aggregate intrinsic value of total outstanding options and total exercisable options was $6,119,050 (unaudited) and $3,077,050 (unaudited), respectively as of June 30, 2007.

The Black Scholes assumptions used are listed below:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(unaudited)	(unaudited)
Risk free interest rate	4.97%	2.34%
Dividends	—	—
Volatility factor	200%	200%
Expected life	10 years	10 years
Annual forfeiture rate	0%	0%

NOTE 9 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at June 30, 2007 and December 31, 2006 consisted of amounts due for legal expense reimbursement, and for a licensing fee and were $1,055,375 (unaudited) and $1,322,159 respectively. As of June 30, 2007 and December 31, 2006, $13,237 (unaudited) and $61,173 is owed to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm in which, George Hoover, a director of the Company, is a partner, $100 (unaudited) and $0 is owed to Alan Finkelstein, a related party, and $1,042,038 (unaudited) and $1,260,987 is owed to nCryptone, S.A., respectively. The amounts are currently due to BSTZ and Alan Finkelstein. The $1,000,010 was payable to nCryptone on June 27, 2007. On July 12, 2007, nCryptone and the Company agreed to make periodic payments in lieu of the lump sum as follows: $300,000 on July 2, 2007, $200,000 on September 30th, 2007 and $500,010 on December 31st, 2007 with the unpaid balances accruing annual interest of 6.36% per year. If the Company raises funds prior to any of the periodic payment dates, the Company agrees to pay the remaining balance upon completion of such financing.

CONSULTING AGREEMENTS

The Company continues to be a party to a month to month Consulting Agreement with Forest Finkelstein, the son of Alan Finklestein and during the six months ended June 30, 2007 and 2006, the Company paid $42,500 (unaudited) and $42,500 (unaudited), respectively.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a director of the Company, is a partner in. During the six months ended June 30, 2007 and 2006, the Company paid $78,293 (unaudited) and $88,604 (unaudited), respectively, to this entity for legal services rendered.

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

On July 3, 2007, the Company issued a press release announcing that Nasdaq Listing Qualifications notified the Company that it has regained compliance with the independent director and audit committee requirements for continued listing on The Nasdaq Capital Market set forth in Marketplace Rules 4350(c) and 4350(d)(2), respectively as a result of appointing Mr. W. Robert Ramsdell to its Board of Directors and its Audit Committee on June 29, 2007.

On July 23, 2007, Mr. Donald Killian submitted his resignation as a director of the Company, effective as of July 23, 2007.

On July 26, 2007, the Company issued a press release announcing that the Company received written notice from Nasdaq Listing Qualifications on July 25, 2007 stating that solely as a result of the resignation of Mr. Donald Killian from the Company’s Board of Directors, effective as of July 23, 2007, the Company is currently not in compliance with Nasdaq’s independent director and audit committee requirements as set forth in Marketplace Rule 4350.

Pursuant to Marketplace Rules 4350(c)(1) and 4350(d)(4), Nasdaq is providing the Company a cure period in order to regain compliance with the independent director and audit committee requirements as follows: (1) until the earlier of the Company’s next annual shareholders’ meeting or July 23, 2008; or (2) if the next annual shareholders’ meeting is held before January 22, 2008, then the Company must evidence compliance no later than January 23, 2008.

As stated in the press release, the Company has begun to search for a replacement independent director and the Company believes that it will regain compliance with Marketplace Rule 4350(c)(1) and 4350(d)(4) within the cure period set forth by the Nasdaq.

On July 31, 2007, the Company extended its option to purchase a significant supplier of the Company. The option has been extended until November 1, 2007.

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

Since inception, we have been unprofitable. We incurred a net loss of $4,863,031 during the six months ended June 30, 2007. As of June 30, 2007, we had an accumulated deficit of $18,596,592. Our continued existence will be dependent upon our ability to obtain additional financing, as we have not been able in the short term to successfully sell the ICT DisplayCard in substantial quantities. We further anticipate that after such introduction of the ICT DisplayCard we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months for retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology, have been and will continue to be significant. To date, our operations have been funded primarily through equity financings totaling $21,803,691.

We believe that we currently have enough cash to meet our short term needs and continue our current operations through November 2007. We anticipate that we will not be able to generate sales of the ICT DisplayCard in substantial quantities until 2008 to support our cash needs since the sales cycle for that product is longer than originally anticipated. Under the agreements to maintain exclusivity we purchased inventory and made deposits prior to orders being received from customers. These inventory purchases and deposits along with our operating expenses have collectively reduced the Company’s cash resources since we have not been able to sell our acquired inventory or utilize our deposits with suppliers or otherwise replenish such cash. As such, we will be required to raise operating capital in order to continue our current operations and/or to pursue any acquisitions of products or entities. We may be unable to raise operating capital on terms satisfactory to us, if at all. There can be no assurances that we will be able to raise operating capital on satisfactory terms, or that sufficient revenues will be generated from the sales of our product in order to sustain our operations. Should our cash and liquidity position become severe, we would need to limit our operations which would harm the value of your investment in the Company.

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

We anticipate that future revenues in the next twelve months will come from the ICT DisplayCard. We intend to sell these cards through resellers.

To date we have entered into nine reseller agreements whereby the resellers agree to sell our ICT DisplayCard to their customers. These reseller agreements have generated several testing or “pilot” programs to test the ICT DisplayCard. Because these are programs to test our card and not a deployment within an organization or to customers, we credit any cash received from these testing or “pilot” programs against research and development expense.

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

Due to exclusivity contracts that we have entered into with our various suppliers, we have been required to make inventory purchases prior to orders being received from our customers. We entered into these exclusivity contracts anticipating significant orders. Since these sales orders have not materialized, we have built up a significant inventory which can make our inventory subject to obsolescence and/or declining value because of the low turnover of our inventory. Quarterly, management addresses such obsolescence and/or declining value and makes any appropriate adjustments to reflect the inventory value at the lower of cost or market.

Research and Development. Costs of research and development, principally the design and development of hardware and software prior to the determination of technological feasibility, are expensed as incurred. Inventory reserves are also considered costs of research and development and are expensed as determined by management. Cash received from customers for testing or “pilot” programs are credited against research and development expense.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2007 AND JUNE 30, 2006

OVERVIEW

Our financial results for the three months ended June 30, 2007 reflect a net loss of $2,656,224, or $0.09 per share (basic and diluted), compared to a net loss of $2,023,732, or $0.10 per share (basic and diluted), for the three months ended June 30, 2006.

The major factors contributing to our increased net loss of $2,656,224 during the second quarter of 2007 were administrative expenses, professional fees and research and development expenses relating to new products and improving existing products.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue decreased from $1,978 for the three months ended June 30, 2006 to $1,089 for the three months ended June 30, 2007. The decrease resulted primarily from less LensCard royalties received during the three months ended June 30, 2007. We believe that future revenue will be primarily from the sales of the ICT DisplayCard; we anticipate that such revenues will begin in the fourth quarter of 2007.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation and amortization expense.

Administrative expense increased from $1,424,932 for the three months ended June 30, 2006 to $1,926,943 for the three months ended June 30, 2007. Administrative expense increased primarily due to the hiring of additional employees, insurance costs, compensation expenses relating to the vesting of employee and director's stock options, and travel expenses relating to business development. We anticipate that administrative expenses will increase in 2007 as we incur increased costs associated with establishing our operations.

Consulting expense. Consulting expense consists of payments made to an independent contractor that provided services to us.

Consulting expense remained constant at $21,250 for the three months ended June 30, 2007 and 2006. We anticipate that our consulting expense will remain constant as we do not presently have the intention of hiring additional outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense decreased from $461,248 for the three months ended June 30, 2006 to $203,695 for the three months ended June 30, 2007. Professional fees expense decreased as the three months ended June 30, 2006 included legal costs related to the DisplayCard acquisition of nCryptone. We anticipate that professional fees will continue to increase as we will have to assess our internal controls relating to Sarbanes-Oxley in order to furnish our report on our assessment for the year ended December 31,2007 and the related legal costs associated with being a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $179,965 for the three months ended June 30, 2006 to $568,477 for the three months ended June 30, 2007 due to increased inventory reserves relating to the components purchased for the ICT DisplayCard. We expect our research and development expenses to increase as we continue to invest in developing enhancements of our ICT DisplayCard with one time password.

Interest income. Interest income decreased from $64,373 for the three months ended June 30, 2006 to $63,152 for the three months ended June 30, 2007 due to a decreased operating cash balance that was earning interest during the three months ended June 30, 2007.

Interest expense. Interest expense decreased from $288 for the three months ended June 30, 2006 to $100 for the three months ended June 30, 2007.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND JUNE 30, 2006

OVERVIEW

Our financial results for the six months ended June 30, 2007 reflect a net loss of $4,863,031, or $0.17 per share (basic and diluted), compared to a net loss of $2,792,215, or $0.15 per share (basic and diluted), for the six months ended June 30, 2006.

The major factors contributing to our increased net loss of $4,863,031 during the second quarter of 2007 were administrative expenses and research and development expenses relating to new products and improving existing products.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue increased from $2,228 for the six months ended June 30, 2006 to $2,509 for the six months ended June 30, 2007. The increase resulted primarily from additional LensCard royalties received during the six months ended June 30, 2007. We believe that future revenue will be primarily from the sales of the ICT DisplayCard; we anticipate that such revenues may begin in the fourth quarter of 2007.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation and amortization expense.

Administrative expense increased from $1,849,856 for the six months ended June 30, 2006 to $3,533,460 for the six months ended June 30, 2007. Administrative expense increased primarily due to the hiring of additional employees, insurance costs, compensation expenses relating to the vesting of employee and director's stock options, and travel expenses relating to business development. We anticipate that administrative expenses will increase in 2007 as we incur increased costs associated with establishing our operations.

Consulting expense. Consulting expense consists of payments made to an independent contractor that provided services to us.

Consulting expense remained constant at $42,500 for the six months ended June 30, 2007 and 2006. We anticipate that our consulting expense will remain constant as we do not presently have the intention of hiring additional outside consultants.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense decreased from $643,627 for the six months ended June 30, 2006 to $567,218 for the six months ended June 30, 2007. Professional fees expense decreased as the six months ended June 30, 2006 included costs related to the DisplayCard acquisition from nCryptone. We anticipate that professional fees will continue to increase as we will have to assess our internal controls relating to Sarbanes-Oxley and the related legal costs associated with being a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $343,643 for the six months ended June 30, 2006 to $864,806 for the six months ended June 30, 2007 due to increased expenses as they related to the further development of our ICT DisplayCard and increased inventory reserves relating to the ICT DisplayCard. We expect our research and development expenses to increase as we continue to invest in developing enhancements of our ICT DisplayCard with one time password.

Interest income. Interest income increased from $88,384 for the six months ended June 30, 2006 to $142,692 for the six months ended June 30, 2007 due to an increased operating cash balance that was earning interest during the six months ended June 30, 2007.

Interest expense. Interest expense decreased from $801 for the six months ended June 30, 2006 to $248 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity had been cash and cash equivalent balances, which were $8,270,096 at December 31, 2006 and $4,208,895 as of June 30, 2007. Since our inception, we have incurred significant losses, and as of December 31, 2006 and June 30, 2007 we had an accumulated deficit of $13,733,561 and $18,596,592, respectively.

Net cash used in operating activities was $4,012,445 for the six months ended June 30, 2007 as compared with $2,237,382 for the six months ended June 30, 2006. This significant increase in cash used was primarily due to a greater net loss as we continue to further establish our operations, deposits and inventory purchases paid to our suppliers some of which are to maintain our exclusivity arrangements with certain suppliers.

Net cash used in investing activities was $64,509 for the six months ended June 30, 2007 as compared with $51,625 for the six months ended June 30, 2006. The increase was due to more computer and production equipment being purchased during the six months ended June 30, 2007.

Net cash provided by financing activities was $15,753 for the six months ended June 30, 2007 as compared to $11,043,475 for the six months ended June 30, 2006. The decrease occurred because of the 11,356,500 in gross proceeds from the private offering that took place during the six month ended June 30, 2006.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded primarily through equity financings totaling $21,803,691. In order to continue our operations beyond November 2007, we will need to raise additional capital. If we are to exercise our right to acquire control over a supplier, then we will need financing both for that transaction and for the supplier’s operating expenses, in addition to the cash needed to continue our operations beyond November 2007. Our significant equity and debt financings from January 1, 2006 through August 14, 2007 are described below.

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

On June 28, 2006, we purchased rights relating to the ICT DisplayCard from nCryptone for 4,500,000 shares of our common stock and acquired a license to use a patent for $1,000,010 USD that was payable by June 27, 2007. On July 2, 2007, we paid $300,000 to nCryptone towards this payable. On July 12, 2007, we agreed to make additional payments to nCryptone as follows: $200,000 on September 30, 2007 and $500,010 on December 31, 2007 with any unpaid balance from June 28, 2007 accruing annual interest of  6.36% per year. If we complete a fundraise prior to any of the remaining balance becoming due, we agreed to pay the full remaining balance to nCryptone upon completion of such financing.

FUTURE NEEDS - OPERATING CAPITAL REQUIREMENTS AND POTENTIAL ACQUISITIONS

We believe that our current cash of $2,885,171 as of August 9, 2007, is sufficient to meet our short term needs and continue our current operations through November 2007. We anticipate that we will not be able to generate sales of the ICT DisplayCard in substantial quantities until 2008 to support our operating cash needs since the sales cycle for that product is longer than originally anticipated. As such, we will be required to raise operating capital in order to continue our current operations.

We will also be required to raise operating capital if we are to exercise our purchase option  to acquire a significant supplier or if we intend to pursue any other acquisitions of products or entities.

We do not have any binding commitments for, or readily available sources of, additional financing at this time. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected. There can be no assurances that we will be able to raise operating capital on satisfactory terms, or that sufficient revenues will be generated from the sales of our product in order to sustain our operations. Should our cash and liquidity position become severe, we would need to limit our operations which would harm the value of your investment in the Company.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On July 3, 2007, the Company issued a press release announcing that Nasdaq Listing Qualifications notified the Company that it has regained compliance with the independent director and audit committee requirements for continued listing on The Nasdaq Capital Market set forth in Marketplace Rules 4350(c) and 4350(d)(2), respectively as a result of appointing Mr. W. Robert Ramsdell to its Board of Directors and its Audit Committee on June 29, 2007.

On July 23, 2007, Mr. Donald Killian submitted his resignation as a director of the Company, effective as of July 23, 2007.

On July 26, 2007, the Company issued a press release announcing that the Company received written notice from Nasdaq Listing Qualifications on July 25, 2007 stating that solely as a result of the resignation of Mr. Donald Killian from the Company’s Board of Directors, effective as of July 23, 2007, the Company is currently not in compliance with Nasdaq’s independent director and audit committee requirements as set forth in Marketplace Rule 4350.

Pursuant to Marketplace Rules 4350(c)(1) and 4350(d)(4), Nasdaq is providing the Company a cure period in order to regain compliance with the independent director and audit committee requirements as follows: (1) until the earlier of the Company’s next annual shareholders’ meeting or July 23, 2008; or (2) if the next annual shareholders’ meeting is held before January 22, 2008, then the Company must evidence compliance no later than January 23, 2008.

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

INNOVATIVE CARD TECHNOLOGIES, INC.

Date: August 14, 2007	/s/ John A. Ward, III
John A. Ward, III
Chairman and CEO

Date: August 14, 2007	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer

EXHIBIT INDEX

2.1 (2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2 (2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3 (2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4 (2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1 (2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2 (2)	Amended and Restated Bylaws of the registrant, as currently in effect

10.1 (2)	2004 stock incentive plan

10.2 (2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd., #2160, Los Angeles, California 90025, dated January 5, 2003

10.3 (2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4 (3)	Form of common stock warrant, as amended on September 7, 2005.

10.5 (2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5 (a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6 (2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7 (2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8 (2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9 (2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10 (2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004 10.11** Promissory note (loan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12 (2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13 (2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14 (2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15 (2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16 (2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17 (2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18 (2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19 (2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20 (2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21 (2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22 (2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23 (2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24 (2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25 (2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26 (2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27 (2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28 (2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29 (5)	Form of Lock-Up agreement by and between registrant's directors and executive officers pursuant to the private placement dated October 19, 2005

10.30 (4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31 (4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32 (4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33 (6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34 (9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35 (9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36 (9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37 (10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38 (10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39 (10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40 (10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41 (11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42 (8)	Idemnification Agreement

10.43 (7)	Code of Ethics

21.1 (2)	List of subsidiaries

31.1 (1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2 (1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.

(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.

(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.

(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.

(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.

(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.

(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.

(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.

(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.

(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the SEC on July 12, 2006.

(11)	Previously filed by the registrant on Form 10QSB with the SEC on November 13, 2006.