Form 10QSB
period 2007-09-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2007-11-19
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

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

Common Stock Outstanding as of November 12, 2007: 28,433,116 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INNOVATIVE CARD TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION ITEM

1. FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,498,234	$8,270,096
Accounts receivable	30,781	14,836
Prepaids and other current assets	46,642	42,658
Deposits on raw materials held for production	702,206	1,199,453
Work in progress inventory	2,112,302	1,098,553
Total current assets	4,390,165	10,625,596
PROPERTY AND EQUIPMENT, NET	312,986	360,920
DEPOSITS	177,747	71,244
INTANGIBLE ASSETS, NET	3,132,574	3,666,343
Total assets	$8,013,472	$14,724,103

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,375,083	$460,162
Accounts payable - related parties	703,721	1,322,159
Short term portion of capital lease	860	8,355
Deferred revenue	820,080	340,010
Total current liabilities	3,899,744	2,130,686

Total liabilities	3,899,744	2,130,686

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY

Preferred stock $0.001 par value, 5,000,000 shares Authorized, 0 (unaudited) and 0 shares issued and outstanding	—	—

Common stock $0.001 par value, 50,000,000 shares Authorized, 28,420,616 (unaudited) and 28,372,308 shares issued and outstanding	28,420	28,372
Additional paid-in capital	27,125,515	26,298,606
Accumulated deficit	(23,040,207)	(13,733,561)
Total stockholders' equity	4,113,728	12,593,417
Total liabilities and stockholders' equity	$8,013,472	$14,724,103

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$159	$32,389	$2,669	$34,617
Cost of Goods Sold	—	—	—	—
Gross Margin	159	32,389	2,669	34,617
Operating expenses
Administrative	1,779,763	778,005	4,910,397	2,713,545
Professional fees	285,928	202,905	853,146	757,200
Research and development	442,130	181,782	911,540	525,429
Inventory writeoffs and reserves	179,621	40,042	575,017	40,042
Unrecoverable payments to suppliers	1,546,428	—	1,546,428	—
Depreciation and Amortization Expense	228,816	35,514	674,139	81,658
Total operating expenses	4,462,686	1,238,248	9,470,667	4,117,874
Loss from operations	(4,462,527)	(1,205,859)	(9,467,998)	(4,083,257)
Other income (expense)
Interest income	31,609	135,796	174,301	224,180
Interest expense	(11,899)	(242)	(12,148)	(1,043)
Total other income (expense)	19,710	135,554	162,153	223,137
Loss before provision for income taxes	(4,442,817)	(1,070,305)	(9,305,845)	(3,860,120)
Provision for income taxes	(800)	—	(800)	(2,400)
Net loss	$(4,443,617)	$(1,070,305)	$(9,306,645)	$(3,862,520)
Basic and diluted loss per share	$(0.16)	$(0.04)	$(0.33)	$(0.18)
Basic and diluted weighted-average common shares outstanding	28,420,616	27,945,455	28,416,981	21,909,690

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	—	$—	28,372,308	$28,372	$26,298,606	$(13,733,561)	$12,593,417
Exercise of warrants (unaudited)	—	—	19,500	19	24,356	—	24,375
Stock compensation expense (unaudited)					806,257		806,257
Cashless exercise of employee stock options (unaudited)			28,808	29	(29)		—
Offering cost (unaudited)					(3,675)		(3,675)
Net loss (unaudited)						(9,306,645)	(9,306,645)
Balance, September 30, 2007 (unaudited)	—	$—	$28,420,616	$28,420	$27,125,515	$(23,040,206)	$4,113,729

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(9,306,645)	$(3,862,520)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	674,139	81,658
Stock compensation expense	806,257	316,827
Warrant compensation expense	—	838,845
(Increase) decrease in Accounts receivable	(15,945)	13,297
(Increase) decrease in Prepaid expenses and other current assets	(3,984)	(34,852)
(Increase) decrease in Deposits on raw materials held for production	497,247	(1,006,465)
(Increase) decrease in Work in progress inventory	(1,013,749)	(648,509)
(Increase) decrease in Deposits	(106,503)	(71,244)
Increase (decrease) in Accounts payable and accrued expenses	1,914,921	(125,574)
Increase (decrease) in Accounts payable - related parties	(618,439)	50,224
Increase (decrease) in Deferred revenue	480,070	105,383
Net cash used in operating activities	(6,692,631)	(4,342,930)
Cash flows from investing activities
Purchase of Property and equipment	(92,436)	(65,752)
Net cash used in investing activities	(92,436)	(65,752)
Cash flows from financing activities
Proceeds from exercise of warrants	24,375	280,625
Proceeds from 5/30/06 Common Stock offering	—	11,356,500
Offering costs 5/30/06 Common Stock offering	—	(582,825)
Offering costs	(3,675)	—
Payments on capital lease	(7,495)	(6,928)
Net cash provided by financing activities	13,205	11,047,372
Net increase (decrease) in cash and cash equivalents	(6,771,862)	6,638,689
Cash and cash equivalents, beginning of year	8,270,096	3,277,532
Cash and cash equivalents, end of period	$1,498,234	$9,916,221

Supplemental disclosures of cash flow information
Interest paid	$50		$243
Income tax paid	$800	$	----

Supplemental disclosures of non-cash investing and financing activities:

•	On January 12, 2007, option holders cashlessly exercised 35,002 options resulting in the issuance of 28,808 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

GENERAL

The accompanying consolidated financial statements of ICTI include the amounts of its wholly-owned subsidiaries, PSA Co. and LensCard US, LLC ("LensCard US"), formerly Universal Magnifier, LLC, organized under the laws of the State of Delaware on January 7, 1999 and LensCard International Limited ("LensCard International"), formerly Universal Magnifier International Limited ("UMIL"), incorporated as an International Business Company under the laws of the British Virgin Islands on August 21, 1995. On January 7, 1999, LensCard US merged with Universal Magnifier LLC ("UMUS"), a California limited liability company founded in January, 1998, for the purpose of changing the place of organization of UMUS.

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

As further discussed in Item 2 to this Form 10-QSB, the Company believes that it currently has enough cash to meet its short term needs and continue current operations through December 2007. The Company anticipates that it will not now be able to generate sales of the ICT DisplayCard in substantial quantities until 2008 to support its cash needs since the sales cycle for that product is longer than originally anticipated. Under the agreements to maintain exclusivity under its supplier contracts, the Company purchased inventory and made deposits prior to orders being received from customers. These inventory purchases and deposits along with the Company's operating expenses have collectively reduced the Company’s cash resources since the Company has not been able to sell its acquired inventory or utilize its deposits with suppliers or otherwise replenish such cash. As such, the Company will be required to raise operating capital in order to continue its current operations and/or to pursue any acquisitions of products. The Company has engaged an investment advisor to explore capital raising opportunities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated interim financial statements of Innovative Card Technologies, Inc., and its wholly owned subsidiaries, PSA Co., Lens Card US, LLC, and Lens Card International Limited (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company's annual report on Forms 10-KSB and 10-KSB/A for the year ended December 31, 2006. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The actual results experienced by the Company may differ from management's estimates.

INTERIM FINANCIAL STATEMENTS

The interim financial statements included herein for Innovative Card Technologies, Inc. (“ICTI”) have been prepared by ICTI, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which ICTI considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial position of ICTI at the date of the interim balance sheet. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, ICTI believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with ICTI’s audited consolidated financial statements and notes thereto included in ICTI’s annual report on Forms 10-KSB and 10-KSB/A filed for the fiscal year ended December 31, 2006.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Innovative Card Technologies, and its wholly owned subsidiaries, PSA Co., Lens Card US, LLC and Lens Card International, (the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. The Company recognizes certain long-term contracts using the complete-contract method in accordance to the AICPA's Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.”

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

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The cost incurred to acquire intangible assets, which are active and relate to products with a definitive life cycle, are amortized over the estimated useful life of three to twelve years. The Company assesses the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend. Based on anticipated future income and cash flows and other factors relevant in the opinion of the Company’s management, there has been no impairment.

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

The Company obtains the display, a key component for the Company’s ICT DisplayCard, from a single source, SmartDisplayer, pursuant to the Company’s written agreement with SmartDisplayer. Included in this agreement are provisions that require the Company to meet certain purchase requirements in order to maintain its exclusivity. On November 10, 2007, the Company was required to make a deposit on a purchase order to continue its exclusivity. Due to its liquidity position, the Company was unable to make this payment and therefore does not have exclusivity with SmartDisplayer. The Company is in the process of negotiating with SmartDisplayer for continued exclusivity, however, there can be no assurances that those negotiations will result in terms acceptable to the Company, if at all. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the ICT DisplayCard, delay production of the ICT DisplayCard for up to twelve months and impair the Company’s ability to manufacture and sell the ICT DisplayCard.

The Company assembles its ICT DisplayCard using a single source, NagraID pursuant to a written agreement. Included in this agreement are provisions that require the Company to meet certain purchase requirements in order to maintain its exclusivity. The Company has exclusivity until February 2008. To maintain this exclusivity and further extend the exclusivity, the Company is in the process of negotiating with NagraID, however there can be no assurances that those negotiations will result in terms acceptable to the Company, if at all. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the ICT DisplayCard, delay production of the ICT DisplayCard for up to twelve months and impair the Company’s ability to manufacture and sell the ICT DisplayCard.

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

Since their effect would have been anti-dilutive, common stock equivalents of 4,627,098 warrants and 3,194,498 stock options were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2007. Since their effect would have been anti-dilutive, common stock equivalents of 4,772,198 warrants and 1,925,000 stock options were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2006.

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

  STOCK INCENTIVE PLAN

The Company accounts for its stock incentive plan under SFAS No. 123R, "Share-Based Payments" using the fair value based method. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

Effective January 1, 2007, the Company adopted FSP No. FIN 48-1,“Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSB FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

NOTE 3 - DEPOSITS ON RAW MATERIALS HELD FOR PRODUCTION

Deposits for raw materials held for production at September 30, 2007 and December 31, 2006 consisted of the following and are stated at the amount deposited:

	September 30, 2007	December 31, 2006
	(unaudited)
Deposits on raw materials held for production
(display & manufacturing component)	$702,206	$1,199,453
TOTAL	$702,026	$1,199,453

These deposits for raw materials, as of September 30, 2007, are held by one vendor, are not refundable and made pursuant to agreements as discussed in Note 2 under Major Suppliers.

NOTE 4 - WORK IN PROGRESS INVENTORY

Work in progress inventory held for production at September 30, 2007 and December 31, 2006 consisted of the following and is stated at the lower of cost or market:

	September 30, 2007	December 31, 2006
	(unaudited)
Work in progress inventory	$2,112,302	$1,098,553
TOTAL	$2,112,302	$1,098,553

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Computer equipment	$89,179	$55,672
Office equipment	8,168	8,168
Furniture and fixtures	24,386	19,878
Production equipment, capital lease	32,598	32,598
Leasehold improvements	5,610	5,610
Production equipment	528,157	473,736
	688,098	595,662
Less accumulated depreciation and amortization	(375,112)	(234,742)
TOTAL	$312,986	$360,920

Depreciation expense was $48,938 (unaudited) and $35,514 (unaudited) for the three months ended September 30, 2007 and 2006, respectively.

Depreciation expense was $140,370 (unaudited) and $81,658 (unaudited), for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 6 - INTANGIBLE ASSETS

For the acquisition of the DisplayCard assets of nCryptone on June 28, 2006, the Company allocated the purchase price by assigning a value of $3,030,000 to intangible assets and $1,000,010 to a patent license fee. The $1,000,010 patent license fee will be amortized over the remaining life of the patent (12 years through November 2018). The total purchase price allocation of the DisplayCard assets of nCryptone is summarized as follows:

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

Amortization expense for the three months ended September 30, 2007 and 2006 was $179,878 (unaudited) and $0 (unaudited), respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 was $533,769 (unaudited) and $0 (unaudited), respectively. Estimated amortization expense for each of the ensuing years through December 31, 2011 is, respectively, $527,903, $703,871, $682,204, $660,538 and $370,538.

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

On July 12, 2007, the Company entered into a lease for temporary office space with Regus do Brasil Ltda. in Sao Paulo, Brazil, which commenced on July 16, 2007. Amounts payable under the lease are in Brazilian Real. The monthly amounts are variable under the lease depending upon term commitment and space usage. The Company paid initial charges, including security deposit and set up fees, of $7,858 USD. From July 16, 2007 through October 31, 2007 the company paid 7,000 Brazilian Real per month, which is exclusive of certain office services. From November 1, 2007 through November 30, 2007, the base rent will be 7,540 Real. Beginning December 1, 2007, the base rent will be decreased to 4,750 Real exclusive of certain office services. Rent expense was $67,769 (unaudited) and $8,482 (unaudited) for the three months ended September 30, 2007 and 2006, respectively. Rent expense was $185,857 (unaudited) and $24,723 (unaudited) for the three and nine months ended September 30, 2007 and 2006, respectively.

REVENUE SHARING AGREEMENTS

The Company entered into an agreement with its wholly owned subsidiary, PSACo., Inc., a Delaware corporation, whereby if the Company receives payments from royalty rights related to the LensCard that the Company would be obligated to make payments related to these rights to PSACo, the Company’s wholly owned subsidiary. As of September 30, 2007, sales have not been sufficient to require any payments pursuant to the above agreements to PSACo.

PATENT AND TRADEMARK LICENSE AGREEMENTS

The Company entered into a Patent and Trademark License Agreement with a financial institution granting a limited, non-exclusive right and license to make, distribute, market, sell, and use credit cards or debit cards containing a magnifying lens (the "Licensed Products"). This agreement is as follows:

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

EMPLOYMENT AGREEMENTS

The Company entered into an Employment Agreement with Alan Finkelstein, its Chief Strategic Officer and Director; the initial term of three years, began January 1, 1998 and has since January 1, 2000 renewed for successive one year terms. As of September 30, 2007, the termination date is December 31, 2007. However, the agreement automatically renews for one year if not terminated by December 17, 2007, unless the Company gives a notice of nonrenewal to Mr. Finkelstein. Mr. Finkelstein earns $16,667 as a monthly salary.

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

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price
Outstanding,
December 31, 2006	4,646,598	$1.43
Granted during 2007 (unaudited)	—	—
Exercised during 2007 (unaudited)	(19,500)	$1.25
Outstanding, September 30, 2007 (unaudited)	4,627,098	$1.42

During the nine months ended September 30, 2007, warrant holders exercised 19,500 warrants resulting in the issuance of 19,500 shares of common stock and proceeds to the Company of $24,375 (unaudited).

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

The Company initially reserved a total of 2,215,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. In September 2007, the Company increased the total shares reserved for issuance under the 2004 Stock Incentive Plan to 2,229,500, which is subject to shareholder approval. The board of directors, or a committee of the board, administers the 2004 Stock Incentive Plan. Stock options are generally granted with terms of up to ten years and vest over a period of five years under the 2004 Stock Incentive Plan. The administrator determines the exercise price of options granted under the 2004 Stock Incentive Plan, but the exercise price must not be less than 85% of the fair market value of the Company's common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value per share of the Company's common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of the Company's common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company's outstanding stock or the outstanding stock of any parent or subsidiary of the Company, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

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

The Company does not plan to issue any additional stock from the 2004 Stock Incentive Plan.

2007 EQUITY INCENTIVE PLAN

The Company’s Board of Directors approved the 2007 Equity Incentive Plan, which is subject to stockholder approval. The 2007 Equity Incentive Plan provides for the issuance of restricted stock, options, and similar stock rights to executive officers, directors, employees and consultants.

The Company reserved a total of 4,000,000 shares of its common stock for issuance pursuant to the 2007 Equity Incentive Plan. The board of directors or a committee of the board administers the 2007 Equity Incentive Plan. Through September 30, 2007, only one grant has been made from the 2007 Equity Incentive Plan: 1,000,000 options to the Company’s CEO and the vesting is subject to various performance conditions under the executive’s employment agreement with the Company, which is in the process of being finalized. The Company anticipates recognizing $3,000,000 of Stock Compensation Expense during the term of the 1,000,000 options granted to the Company's CEO if the performance conditions are met. At September 30, 2007, none of the performace conditions had been met. The committee determines the exercise price of options granted under the 2007 Equity Incentive Plan, however the exercise price shall not be less than 100% of the Fair Market Value on the date that the option is granted for a nonqualified stock option. If the committee grants an incentive stock option, the option price shall not be less than 100% of the Fair Market Value of a share on the date that the option is granted. However, in the event the participant owns 10% or more of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value per share of the Company's common stock on the date of grant. The expiration dates for awards under the 2007 Equity Incentive Plan will occur on the earlier of five dates, subject to the discretion of the committee: (a) the date for termination of the option set forth in the award agreement, (b) the expiration of ten years from the date the option was granted, (c) the expiration of three months from the date of the participations termination of employment other than the participant’s death, disability retirement, (d) the expiration of twelve months from the date of the participant’s termination of employment by reason of disability, or (e) the expiration of twelve months from the date of participants death, if such death occurs while the participant is in the employ or service of the Company or an affiliate.

The 2007 Equity Incentive Plan will automatically terminate on September 24, 2017.

The following summarizes stock option transactions for the period shown:

	Nine Months Ended September 30, 2007
	(unaudited)
		WEIGHTED AVERAGE EXERCISE PRICE
ALL OPTIONS
Outstanding at beginning of period	2,351,000	$2.37
Options granted	1,000,000	$3.00
Options forfeited	(121,500)	$4.89
Options expired	—	—
Options exercised	(35,002)	$1.00

Outstanding at end of period	3,194,498	$2.29

Exercisable at end of period	879,998	$1.18

	Nine Months Ended September 30, 2007
	(unaudited)
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Non-vested at beginning of period	1,516,000	$2.68
Options granted	1,000,000	$3.00
Options forfeited	(121,500)	$4.89
Options expired	—	—
Options vested	(80,000)	$2.37

Non-vested at end of period	2,314,500	$2.71

The weighted average grant-date fair value of options granted during the nine month periods ended September 30, 2007 and 2006 was $3.00 (unaudited) and $4.64 (unaudited).

The weighted average remaining contractual lives of the options outstanding and options exercisable at September 30, 2007, were as follows:

	Options outstanding	Options exercisable

September 30, 2007 (unaudited)	8.11 years	6.52 years

The Company recorded $806,257 (unaudited) and $316,827 (unaudited) of compensation expense for employee stock options during the nine month periods ending September 30, 2007 and September 30, 2006, respectively which is included in the administrative expense category. The Company recorded $245,481 (unaudited) and $116,641 (unaudited) of compensation expense for employee stock options during the three month periods ending September 30, 2007 and September 30, 2006, respectively which is included in the administrative expense category. At September 30, 2007, there was a total of $5,586,604 of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 Plan and 2007 Plan. The cost is expected to be recognized over a weighted average period of 2.02 years. The total fair value of shares vested during the nine month period ended September 30, 2007 was approximately $189,240 (unaudited). The aggregate intrinsic value of total outstanding options and total exercisable options was $6,646,700 (unaudited) and $2,360,700 (unaudited), respectively as of September 30, 2007.

The Black Scholes assumptions used are listed below:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(unaudited)	(unaudited)
Risk free interest rate	4.97%	3.49%
Dividends	—	—
Volatility factor	200%	200%
Expected life	10 years	10 years
Annual forfeiture rate	0%	0%

NOTE 9 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at September 30, 2007 and December 31, 2006 consisted of amounts due for legal expense reimbursement, and for a licensing fee and were $703,720 (unaudited) and $1,322,159 respectively. As of September 30, 2007 and December 31, 2006, $8,355 (unaudited) and $61,173 is owed to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm in which, George Hoover, a director of the Company, is a partner, and $695,365 (unaudited) and $1,260,987 is owed to nCryptone, S.A., respectively. The amount is currently due to BSTZ. Of the $1,260,987 balance owed to nCryptone at December 31, 2006, $1,000,010 was payable on June 27, 2007. On July 12, 2007, nCryptone and the Company agreed to make periodic payments in lieu of the lump sum as follows: $300,000 on July 2, 2007, $200,000 on September 30th, 2007 and $500,010 on December 31st, 2007 with the unpaid balances accruing annual interest of 6.36% per year. If the Company raises funds prior to any of the periodic payment dates, the Company agrees to pay the remaining balance upon completion of such financing. On October 5th, 2007, the agreement was modified to allow the Company to pay $100,000 on October 8th, 2007 with $600,010 on December 31, 2007 with the unpaid balances accruing annual interest of 6.36% per year. If the Company raises funds prior to December 31, 2007, the Company agrees to pay the remaining balance upon completion of such financing.

CONSULTING AGREEMENTS

The Company continues to be a party to a month to month Consulting Agreement with Forest Finkelstein, the son of Alan Finklestein and during the nine months ended September 30, 2007 and 2006, the Company paid $63,750 (unaudited) and $63,750 (unaudited), respectively.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a director of the Company, is a partner in. During the nine months ended September 30, 2007 and 2006, the Company paid $108,991 (unaudited) and $148,846 (unaudited), respectively, to this entity for legal services rendered.

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

On October 26, 2007, W. Robert Ramsdell, for accepting a position on the Board of Directors and serving as the Chairman of the Compensation Committee of the Company, received an option to purchase 68,511 shares of our common stock at an exercise price of $2.96 per share which will vest as follows: 28,511 on October 25, 2008, 20,000 on October 25, 2009, and 20,000 on October 25, 2010.

Effective October 29, 2007, Mr. Bennet P. Tchaikovsky resigned as Chief Financial Officer of the Registrant. In connection with his separation from the Registrant, Mr. Tchaikovsky and the Registrant have entered into three separate agreements: an Indemnification Agreement, a Consulting Agreement, and a Separation Agreement. Beginning October 29, 2007 and ending on June 29, 2008, Mr. Tchaikovsky will be paid $12,270 per month plus certain other reimbursements for assisting the Registrant with transitioning the Registrant’s new Chief Financial Officer. However, if Mr. Tchaikovsky obtains full-time employment during the term of the Consulting Agreement, the Consulting Agreement will automatically terminate and no further payments will be due from the Registrant to Mr. Tchaikovsky. The Registrant and Mr. Tchaikovsky entered into a Separation Agreement whereby Mr. Tchaikovsky fully released the Registrant in consideration for Mr. Tchaikovsky becoming vested in his remaining 60,000 unvested options and waiving the termination period for all of his options.

Effective October 29, 2007, Mr. Charles Caporale was appointed Chief Financial Officer of the Registrant. Mr. Caporale and the Registrant are finalizing a written executive employment agreement with the Registrant, the material terms of which, are as follows: The employment agreement has a one year term which may be extended by mutual written consent of the parties for additional one-year terms.  Mr. Caporale will receive annual base compensation of $180,000 per year.  Subject to Board approval, he may also receive an additional increase of $20,000 in his base compensation and an annual bonus up to the amount of his base compensation.  Subject to Board approval, Mr. Caporale may also be issued 200,000 options priced at the closing price on the date of grant which shall vest pursuant to a schedule associated with the achievement of certain milestones. The options vest immediately upon termination of employment without cause by the Registrant or a change in control. In the event of a termination by the Registrant without cause Mr. Caporale would be entitled to six months’ severance.

On November 8, 2007, a warrant holder exercised 12,500 warrants resulting in the issuance of 12,500 shares of common stock for proceeds of $15,625.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as "may", "will", "expect", "anticipate", "estimate", "seek", "intend", "believe" or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-QSB that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge the reader to carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission.

OVERVIEW

Since 2002, we have continued to develop our power inlay technology that is designed to bring power-based applications to the enterprise market and on-line banking market. Our present focus is the ICT DisplayCard Power inlay technology which consists of a battery, circuit, and switch that can power applications on credit sized cards and other information-bearing plastic cards. We have devoted a majority of our efforts to complete the development of our power inlay technology, initiate marketing and raise the financing required to do so and fund our expenses. We have generated limited revenues that derive from licensing agreements of our LensCard product, most of which have terminated. At this time, we have no plans to renew the LensCard licensing agreements or to further market or sell the LensCard, unless requested by a customer.

Since inception, we have been unprofitable. We incurred a net loss of $9,306,645 during the nine months ended September 30, 2007. As of September 30, 2007, we had an accumulated deficit of $23,040,207. Our continued existence will be dependent upon our ability to obtain additional financing, as we have not been able in the short term to successfully sell the ICT DisplayCard in substantial quantities. We further anticipate that after such introduction of the ICT DisplayCard we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months for retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology, have been and will continue to be significant. To date, our operations have been funded primarily through equity financings totaling $21,803,691.

We believe that we currently have enough cash to meet our short term needs and continue our current operations through December 2007. We anticipate that we will not be able to generate sales of the ICT DisplayCard in substantial quantities until 2008 to support our cash needs since the sales cycle for that product is longer than originally anticipated. Under the agreements to maintain exclusivity we purchased inventory and made deposits prior to orders being received from customers. These inventory purchases and deposits along with our operating expenses have collectively reduced the Company’s cash resources since we have not been able to sell our acquired inventory or utilize our deposits with suppliers or otherwise replenish such cash. As such, we will be required to raise operating capital in order to continue our current operations and/or to pursue any acquisitions of products. We have engaged an investment advisor to explore capital raising opportunities.

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

Deferred revenue is recorded when the payments from a reseller are received by us prior to the sale of the ICT DisplayCard to the resellers’ customer.

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

We assess the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the year ended December 31, 2006 and nine months ended September 30, 2007, we did not recognize any impairment to intangible assets and property and equipment.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

OVERVIEW

Our financial results for the three months ended September 30, 2007 reflect a net loss of $4,443,617, or $0.16 per share (basic and diluted), compared to a net loss of $1,070,305, or $0.04 per share (basic and diluted), for the three months ended September 30, 2006.

The major factors contributing to our increased net loss of $4,443,616 during the third quarter of 2007 were administrative expenses, professional fees, inventory writeoffs and reserves, unrecoverable payments to suppliers as a result of not meeting minimum purchase commitments and research and development expenses for new products and improving existing products.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue decreased from $32,389 for the three months ended September 30, 2006 to $159 for the three months ended September 30, 2007. The decrease resulted primarily from recognition of deferred revenue on LensCard royalties received from a terminated licensing agreement during the three months ended September 30, 2006. We believe that future revenue will be primarily from the sales of the ICT DisplayCard; we anticipate that such revenues may begin in early 2008.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, consulting expense, and administrative fees.

Administrative expense increased from $778,005 for the three months ended September 30, 2006 to $1,779,763 for the three months ended September 30, 2007. Administrative expense increased primarily due to the hiring of additional employees, compensation expenses relating to the vesting of employee and director's stock options, and travel expenses relating to business development. We anticipate that administrative expenses will increase as we incur increased costs associated with establishing our operations.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense increased from $202,905 for the three months ended September 30, 2006 to $285,928 for the three months ended September 30, 2007. Professional fees expense increased as a result of costs to evaluate a potential acquisition. We anticipate that professional fees will continue to increase as we will have to assess our internal controls as required by Sarbanes-Oxley in order to furnish our report on our initial assessment for the year ended December 31, 2007 and the related legal costs associated with being a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $181,782 for the three months ended September 30, 2006 to $442,130 for the three months ended September 30, 2007 primarily due to engineering charges from a supplier. We expect our research and development expenses to increase as we continue to invest in developing enhancements of our ICT DisplayCard with one time password.

Inventory Writeoffs and Reserves. Inventory writeoffs and reserves consist of expenses to record obsolete inventory.

Inventory writeoffs and reserves increased from $40,042 for the three months ended September 30, 2006 to $179,621 for the three months ended September 30, 2007 due to increased reserves relating to components purchased for the ICT DisplayCard. We anticipate that inventory writeoffs and reserves will decrease as we anticipate selling our ICT DisplayCard with one time password in early 2008 which will utilize our standing inventory.

Unrecoverable Payments to Suppliers. Unrecoverable payments to suppliers expense consist of payments made to third party suppliers for deposits that we no longer expect to utilize, purchase orders that we do not expect to fulfill and accrued expenses to satisfy irrevocable purchase orders.

Unrecoverable payments to suppliers increased from $0 for the three months ended September 30, 2006 to $1,546,428 for the three months ended September 30, 2007 to recognize the diminished value of certain deposits made on the basis of production volume that will not be realized and to accrue for costs that we expect to pay in the future as we did not complete certain irrevocable purchase orders. At this time, we do not anticipate that unrecoverable payments to suppliers will increase in the future as management considers these to be one time charges.

Depreciation and amortization expense. Depreciation and amortization increased from $35,514 for the three months ended September 30, 2006 to $228,816 for the three months ended September 30, 2007 due to amortization expense related to the intangible assets acquired as part of the nCryptone asset acquisition.

Interest income. Interest income decreased from $135,796 for the three months ended September 30, 2006 to $31,609 for the three months ended September 30, 2007 due to a decreased operating cash balance that was earning interest during the three months ended September 30, 2007.

Interest expense. Interest expense increased from $242 for the three months ended September 30, 2006 to $11,899 for the three months ended September 30, 2007 as a result of interest accruing on a balance owed to a related party that the Company is presently deferring.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

OVERVIEW

Our financial results for the nine months ended September 30, 2007 reflect a net loss of $9,306,645, or $0.33 per share (basic and diluted), compared to a net loss of $3,862,520, or $0.18 per share (basic and diluted), for the nine months ended September 30, 2006.

The major factors contributing to our increased net loss of $9,306,645 during the nine months ended September 30, 2007 were administrative expenses, professional fees, inventory writeoffs and reserves, unrecoverable payments to suppliers as a result of not meeting minimum purchase commitments and research and development expenses relating to new products and improving existing products.

Revenue. Revenue consists of royalties from the LensCard.

Total revenue decreased from $34,617 for the nine months ended September 30, 2006 to $2,669 for the nine months ended September 30, 2007. The decrease resulted primarily from recognition of deferred revenue on LensCard royalties received from a terminated licensing agreement during the nine months ended September 30, 2006. We believe that future revenue will be primarily from the sales of the ICT DisplayCard; we anticipate that such revenues may begin in early 2008.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, consulting fees, and administrative fees.

Administrative expense increased from $2,713,545 for the nine months ended September 30, 2006 to $4,910,397 for the nine months ended September 30, 2007. Administrative expense increased primarily due to the hiring of additional employees, insurance costs, compensation expenses relating to the vesting of employee and director's stock options, and travel expenses relating to business development. We anticipate that administrative expenses will increase as we incur increased costs associated with establishing our operations.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense increased from $757,200 for the nine months ended September 30, 2006 to $853,146 for the nine months ended September 30, 2007. Professional fees expense increased due to increased accounting fees and legal costs. We anticipate that professional fees will continue to increase as we will have to assess our internal controls as required by Sarbanes-Oxley and the related legal costs associated with being a public company.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs increased from $525,429 for the nine months ended September 30, 2006 to $911,540 for the nine months ended September 30, 2007 due to increased expenses related to the further development of our ICT DisplayCard. We expect our research and development expenses to increase as we continue to invest in developing enhancements of our ICT DisplayCard with one time password.

Inventory Writeoffs and Reserves. Inventory writeoffs and reserves consist of expenses to record obsolete inventory.

Inventory writeoffs and reserves increased from $40,042 for the nine months ended September 30, 2006 to $575,017 for the nine months ended September 30, 2007 due to increased reserves relating to components purchased for the ICT DisplayCard. We anticipate that inventory writeoffs and reserves will decrease as we anticipate selling our ICT DisplayCard with one time password in early 2008 which will utilize our standing inventory.

Unrecoverable Payments to Suppliers. Unrecoverable payments to suppliers expense consist of payments made to third party suppliers for deposits that we no longer expect to utilize, purchase orders that we do not expect to fulfill and accrued expenses to satisfy irrevocable purchase orders.

Unrecoverable Payments to Suppliers increased from $0 for the nine months ended September 30, 2006 to $1,546,428 for the nine months ended September 30, 2007 to recognize the diminished value of certain deposits made on the basis of production volume that will not be realized and to accrue for costs that we expect to pay in the future as we did not complete certain irrevocable purchase orders. At this time, we do not anticipate that unrecoverable payments to suppliers will increase in the future as management considers these to be one time charges.

Depreciation and amortization expense. Depreciation and amortization increased from $81,658 for the nine months ended September 30, 2006 to $674,139 for the nine months ended September 30, 2007 due to amortization expense related to the intangible assets acquired as part of the nCryptone asset acquisition.

Interest income. Interest income decreased from $224,180 for the nine months ended September 30, 2006 to $174,301 for the nine months ended September 30, 2007 due to a decreased operating cash balance that was earning interest during the nine months ended September 30, 2007.

Interest expense. Interest expense increased from $1,043 for the nine months ended September 30, 2006 to $12,148 for the nine months ended September 30, 2007 as a result of interest accruing on a balance owed to a related party that the Company is presently deferring.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash and cash equivalent balances, which were $8,270,096 at December 31, 2006 and $1,498,234 as of September 30, 2007. Since our inception, we have incurred significant losses, and as of December 31, 2006 and September 30, 2007 we had an accumulated deficit of $13,733,561 and $23,040,207, respectively. The source of the cash and cash equivalent balances has come from equity financings.

Net cash used in operating activities was $6,692,631 for the nine months ended September 30, 2007 as compared with $4,342,930 for the nine months ended September 30, 2006. This significant increase in cash used was primarily due to a greater net loss as we continue to further establish our operations and deposits and inventory purchases paid to our suppliers.

Net cash used in investing activities was $92,436 for the nine months ended September 30, 2007 as compared with $65,752 for the nine months ended September 30, 2006. The increase was due to more production equipment being purchased during the nine months ended September 30, 2007.

Net cash provided by financing activities was $13,205 for the nine months ended September 30, 2007 as compared to $11,047,372 for the nine months ended September 30, 2006. The decrease occurred because of the $11,356,500 in gross proceeds from the private offering that took place during the nine months ended September 30, 2006.

EQUITY FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded primarily through equity financings totaling $21,803,691. In order to continue our operations beyond December 2007, we will need to raise additional capital. If we are to exercise our right to acquire control over a supplier, then we will need financing both for that transaction and for the supplier’s operating expenses, in addition to the cash needed to continue our operations beyond December 2007. Our significant equity financings from January 1, 2006 through November 9, 2007 are described below.

On May 30, 2006, we issued 3,785,500 shares of common stock at a price of $3.00 per share to accredited investors pursuant to a private placement for total gross proceeds of $11,356,500. T.R. Winston & Company served as placement agent for the securities sold in this transaction and received a net commission of 5% of the total gross proceeds and a warrant to purchase 113,565 shares of our common stock at an exercise price of $3.30 per share that expires on May 30, 2011. The shares of common stock we issued and the shares of common stock underlying warrants issued on May 30, 2006 have full ratchet anti-dilution protection for 12 months if we issue securities for a price less than $3.00 per share. If during 12 months following May 30, 2006, we obtain additional capital through the issuance of equity securities, other than the issuance of shares of common stock or securities convertible into or exchangeable for common stock of InCard in connection with (i) any mergers or acquisitions of securities, business, property or other assets, (ii) joint ventures or other strategic corporate transactions, (iii) any other transaction, the primary purpose of which is not to raise capital for the company, (iv) the exercise of an option or warrant or the conversion of a security outstanding as of May 30, 2006, or (v) any employee benefit plan that has been adopted by our board and our shareholders, the holders of these then-existing shares will receive full ratchet anti-dilution protection.

On June 28, 2006, we purchased rights relating to the ICT DisplayCard from nCryptone for 4,500,000 shares of our common stock and acquired a license to use a patent for $1,000,010 USD that was payable by June 27, 2007. Through November 9, 2007 we have paid $400,000 towards this payable. On October 5, 2007, we agreed to make additional payments to nCryptone as follows: $600,010 on December 31, 2007 with any unpaid balance from June 28, 2007 accruing annual interest of  6.36% per year. If we complete a fundraising event prior to the remaining balance becoming due, we agreed to pay the full remaining balance to nCryptone upon completion of such financing.

FUTURE NEEDS - OPERATING CAPITAL REQUIREMENTS AND POTENTIAL ACQUISITIONS

We believe that our current cash of $968,413 as of November 16, 2007, is sufficient to meet our needs through December 2007. We anticipate that we will not be able to generate sales of the ICT DisplayCard in substantial quantities until 2008 to support our operating cash needs since the sales cycle for that product is longer than originally anticipated. As such, we will be required to raise operating capital in order to continue our current operations. We have engaged an investment advisor to explore capital raising opportunities.

We will also be required to raise operating capital if we are to exercise our purchase option to acquire a significant supplier or if we intend to pursue any other acquisitions of products.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Steven Delcarson was appointed the Chief Executive Officer and President effective September 21, 2007. As part of this appointment, Mr. Delcarson was issued 1,000,000 options priced at $3.00 the closing price on September 21, 2007 which shall vest pursuant to a schedule associated with the achievement of certain milestones. In the event of a termination by the Company without cause or a change in control of the Company, all options issued would vest upon the occurrence of such event. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these options. Mr. Delcarson was an accredited investor within the meaning of Regulation D of the Securities Act, took the options for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the options.  Due to Mr. Delcarson’s status as an accredited investor and his position with the Company, the Company deems him to be sophisticated for the purposes of Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE CARD TECHNOLOGIES, INC.

Date: November 19, 2007	/s/ Steve Delcarson
Steve Delcarson
CEO

Date: November 19, 2007	/s/ Charles Caporale
Charles Caporale
Chief Financial Officer

EXHIBIT INDEX

2.1 (2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2 (2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3 (2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4 (2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1 (2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2 (2)	Amended and Restated Bylaws of the registrant, as currently in effect

10.1 (2)	2004 stock incentive plan

10.2 (2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd., #2160, Los Angeles, California 90025, dated January 5, 2003

10.3 (2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4 (3)	Form of common stock warrant, as amended on September 7, 2005.

10.5 (2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5 (a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6 (2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7 (2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8 (2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9 (2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10 (2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11**	Promissory note (loan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12 (2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13 (2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14 (2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15 (2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16 (2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17 (2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18 (2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19 (2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20 (2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21 (2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22 (2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23 (2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24 (2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25 (2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26 (2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27 (2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28 (2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29 (5)	Form of Lock-Up agreement by and between registrant's directors and executive officers pursuant to the private placement dated October 19, 2005

10.30 (4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31 (4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32 (4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33 (6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34 (9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35 (9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36 (9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37 (10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38 (10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39 (10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40 (10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41 (11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42 (8)	Idemnification Agreement

10.43 (7)	Code of Ethics

10.44 (1)	2007 Equity Incentive Plan

10.46 (12)	Separation agreement between registrant and Bennet Tchaikovsky dated October 29, 2007

10.47 (12)	Consulting agreement between registrant and Bennet Tchaikovsky dated October 29, 2007

10.48 (12)	Indemnification agreement between registrant and Bennet Tchaikovsky dated October 29, 2007

21.1 (2)	List of subsidiaries

31.1 (1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2 (1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.

(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.

(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.

(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.

(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.

(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.

(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.

(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.

(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.

(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the SEC on July 12, 2006.

(11)	Previously filed by the registrant on Form 10QSB with the SEC on November 13, 2006.

(12)	Previously filed by the registrant on Form 8-K with the SEC on November 1, 2007.