Form 10KSB
period 2007-12-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2008-04-01
CIK 1300578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33353

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

13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant’s revenue for the fiscal year ended December 31, 2007 was $445,000.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2008 was approximately $56,326,000 based upon the closing price reported for such date on the NASDAQ Capital Market For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2008 there were 28,433,116 shares of Common Stock issued and outstanding.

Portions of the Definitive Proxy Statement to be filed for the registrant’s Annual Meeting of Shareholders for 2008 are incorporated by reference into part III of this Annual Report on Form 10-KSB.

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

Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertaintie s and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those discussed under the captions “Business—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on information presently available to senior management, and we do not assume any duty to update our forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any of our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Our filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-KSB and 10-QSB, Proxy Statement and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.incardtech.com promptly after filing such material with the SEC.

PART I

ITEM 1.   BUSINESS

OUR COMPANY

As used in this Form 10-KSB, we refer to Innovative Card Technologies, Inc. and its wholly owned subsidiary, PSA Co., as “InCard,” “our company,” “we,” “us” and “our.”

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

INDUSTRY BACKGROUND

The growth in electronic banking and electronic commerce, and the increasing use and reliance by business, government and educational institutions upon proprietary or confidential information that is remotely accessible by many users over different networks, has made information security a paramount concern. Enterprises are seeking solutions that will continue to allow them to expand access to data and financial assets while maintaining network security, and firms such as VASCO, RSA, VeriSign, and ActivIdentity are providing solutions for these enterprises. We believe that the tokens provided to end users by these and other network security firms are generally inconvenient as these tokens have to be carried outside of a wallet or placed on a keychain or in a pocket. Our ICT DisplayCard offers the same functionality as a token, but in a form factor that can be carried in a wallet. We believe the increased convenience offered by our device will provide the end user with a better experience and greater convenience.

Internet and Enterprise Security – With the advent of personal computers and distributed information systems in the form of wide area networks, intranets, local area networks and the Internet, as well as other direct electronic links, many organizations have implemented applications to enable their work force and third parties, including vendors, suppliers and customers, to access and exchange data and perform electronic transactions. As a result of the increased number of users having direct and remote access to such enterprise applications, data and financial assets have become increasingly vulnerable to unauthorized access and misuse.

Individual User Security – In addition to the need for enterprise-wide security, the proliferation of personal computers, personal digital assistants and mobile telephones in both the home and office settings, combined with widespread access to the Internet, have created significant opportunities for electronic commerce by individual users such as electronic bill payment, home banking and home shopping.

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

In October 2005, the US Federal Financial Institutions Examination Council (FFIEC) issued guidance for strong authentication/two factor authentication in the Internet banking environment ( See http://www.ffiec.gov/ffiecinfobase/resources/info_sec/2006/ots-ceo-ltr-228.pdf ). Financial institutions were expected to achieve compliance by year-end 2006.

Although security solution providers have and, we expect, will continue to have growth in their businesses, we believe that a barrier to further widespread adoption of multi-factor authentication is the end user’s experience using the tokens provided to them by the security solution providers. Our product, the ICT DisplayCard, is more portable and user friendly as it can be kept in a wallet.

OUR BUSINESS

We develop and market technology-based card enhancements that can be used for both the enterprise and the on-line banking markets. The enterprise market, which is served by authentication companies such as VASCO, ActivIdentity, Verisign, and RSA, will be able to offer the ICT DisplayCard as an alternative for end users to replace existing tokens. We also plan to offer the ICT DisplayCard to financial institutions to increase the security of on-line banking transactions. In addition to the security authentication function, our ICT DisplayCard can be specified to have payment functionality, enabling credit and debit card issuers to enhance anti-fraud protection for card-not-present transactions. We do not, however, anticipate providing ICT DisplayCards with payment functionality in the short term.

Our primary focus is and will continue to be the further development, sale and marketing of the ICT DisplayCard. The ICT DisplayCard will generate a one-time passcode or other numeric information after the user’s push of a button located on the rear surface of the card. Our proprietary power inlay technology consists of a battery, circuit, and switch that can power applications on credit cards and other information-bearing plastic cards. We have devoted our efforts and capital to development of our power inlay technology and marketing for this product. We believe that our power inlay technology can provide an operating platform for new business opportunities for both the enterprise market and on-line banking market.

PRODUCTION

The ICT DisplayCard has been available for issuance on a limited quantity basis since December 2006. By late summer 2008 we expect to be able to produce 200,000 DisplayCards per month. These production numbers are estimates; our original equipment manufacturers (OEMs) have not yet manufactured the ICT DisplayCard in commercial quantities. However, we have produced pilot test quantities and we believe that our OEM’s will be able to produce the necessary supply. We believe that our present capacity will meet our short term anticipated demand. In the event that we receive greater interest or orders than our projections, our OEMs have indicated to us that they will be able to increase capacity. We do not manufacture the ICT DisplayCard; we rely on OEMs, and the ability to produce the ICT DisplayCard is limited to the component parts we are able to procure. Two key components of the ICT DisplayCard are produced by OEMs: (1) the battery, presently available from only one supplier, Solicore, Inc., and (2) the display, presently available from only one supplier, SmartDisplayer. We continue to explore alternative supply arrangements, but do not expect any alternatives to be available in the next six to twelve months.

OUR POWER INLAY TECHNOLOGY AND PRODUCTS

Our power inlay technology integrates a battery, circuit, switch and output device into financial cards or other information-bearing plastic cards that comply with the various requirements set forth by the International  Organization for Standardization (ISO) for credit/debit cards. Our technology is designed to be used as an operating system to add different applications that require power into credit card sized cards. Our power inlay technology can be used to power display screens, a one-time-passcode generator, and other anti-fraud measures. We have developed a process for imbedding our power inlay technology into a payment card and into credit card sized cards that meet ISO standards. To our knowledge, there are no other currently available methods of placing power into an ISO compliant credit sized card.

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

RESELLERS

The resellers for our ICT DisplayCard include Actividentity, Entrust, Gemalto, InfoSERVER, Inteligensa, Inex Americana, Verisign, Innet and IDENTIPHI. These companies sell a complete security solution, either by themselves or with other providers. Although some of these resellers are required to make a deposit for the ICT DisplayCard, none of these resellers are required by these agreements to order our products. The extent to which these resellers market and sell our products will depend on the reseller’s customer experience with the ICT DisplayCard and our ability to provide a quality product, to deliver quantities as needed by the reseller, and to offer competitive pricing.

PRIOR PRODUCTS- LIGHTCARD, SOUNDCARD, AND LENSCARD

Prior to our development of the ICT DisplayCard for both the enterprise and on-line banking markets, our predecessors commenced sales of our first product, the LensCard, or a credit card embedded with a small magnifying lens, in 1998. To date, we have generated limited revenues from the LensCard pursuant to licensing agreements, most of which have terminated. At this time, we do not intend to renew these licensing agreements, unless requested by a customer. In 1999, we began to consider the possibility of placing power into an ISO compliant card . Since 2002, our core focus has been and continues to be on research and development and marketing of our power inlay technology that is designed to bring power-based applications for payment and non-payment cards. The first products developed using our power inlay technology were LightCard and SoundCard. However, we ceased our focus of the LightCard and SoundCard due to the demand for the ICT DisplayCard. Prior to our focus on the ICT DisplayCard, we developed the SoundCard, LightCard, and LensCard all of which remain available for sale on a limited quantity basis. In the event that a customer wishes to purchase the SoundCard, LightCard and/or LensCard, we will evaluate if production of the product can be accomplished without removing resources from production of the ICT DisplayCard. If such production can be accomplished, we may outsource manufacturing of the SoundCard, LightCard and/or LensCard.

HISTORY

We were incorporated as LensCard Corporation in Delaware on November 22, 2002 by our founder Alan Finkelstein. On April 2, 2004, Mr. Finkelstein, Bradley Ross and Michael Paradise, who owned one percent of Mr. Finkelstein’s interest in the royalty payments of the LensCard product, transferred their rights to royalty payments relating to the Lens Card to us in exchange for an aggregate of 5,500,000 shares of our common stock. As a result of this exchange, Messrs. Finkelstein, Ross and Paradise were our sole stockholders; Mr. Finkelstein held approximately 79% of the then issued and outstanding shares. We then immediately transferred these royalty rights to PSACo, Inc., a Delaware corporation, in exchange for all of its outstanding common stock, causing PSACo to become our wholly owned subsidiary. At the time of these transfers, Mr. Finkelstein was the sole director of PSACo, and Bradley Ross was the president, chief financial officer, treasurer and secretary of PSACo. On April 15, 2004, Mr. Ross resigned from all of his positions with PSACo, and thereafter, Mr. Finkelstein was elected to the positions of president, chief financial officer and secretary of PSACo.

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

STRATEGIC RELATIONSHIPS

SMARTDISPLAYER TECHNOLOGY CO.

On July 25, 2005, we entered into a mutually exclusive agreement with SmartDisplayer Technology Co. Ltd., a Taiwanese company that manufactures electronic paper modules used in the manufacture of our ICT DisplayCard (the “InCard-SmartDisplayer Agreement”). SmartDisplayer agreed to sell its electronic paper modules for use in an exclusive field only to us, if we meet certain minimum purchase commitments. The exclusive field is defined as powered payment, credit, debit, and gift cards and other powered cards issued for authentication, validation, or identification purposes that are issued under the auspices of or endorsed by Visa, MasterCard, JCB, American Express, Europay, Carte Blanche, and Diners Club, and any devices capable of mimicking or emulating any of the forgoing or that stores information from any of the forgoing for use in conducting a transaction. We would be relieved of our exclusive purchase commitments under the InCard-SmartDisplayer Agreement if SmartDisplayer breaches its exclusivity obligations or if we locate an alternate vendor that provides products of comparable quality and functionality at a lower price. We assumed a similar agreement between SmartDisplayer and nCryptone, S.A. pursuant to the asset purchase agreement we entered into with nCryptone on June 28, 2006. The exclusive field in the nCryptone agreement is the use of certain OTP cards outside the exclusive field in the InCard SmartDisplayer Agreement.

SmartDisplayer is bound by certain monthly production capability commitments through July 2008. We place a 20% down payment within seven days after purchase order is confirmed with the remainder to be paid when production is completed.

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

This Agreement was amended on May 18, 2006 (the “SmartDisplayer Amendment”) whereby the exclusivity period was extended for three years beginning on May 18, 2006, and clarifications were made concerning certain improvements to the Company’s pre-existing intellectual property rights. All such improvements, whether made by us or by SmartDisplayer, shall belong solely to us. Pursuant to the SmartDisplayer Amendment, we ordered additional electronic paper modules and other components used for the DisplayCard.  The exclusivity provision of the InCard-SmartDisplayer Agreement was cancelled in November 2007 due to our failure to meet the minimum purchase commitments.

NCRYPTONE

On July 25, 2005, we entered into a Joint Development Agreement with nCryptone (formerly AudioSmartCard) which agreement was terminated by mutual agreement of the parties on June 28, 2006 in relation to an asset contribution agreement of equal date. Under the Joint Development Agreement, both parties agreed to establish a mutually acceptable schedule and budget for development and pre-production engineering of the SoundCard and the DisplayCard within 30 days after execution of the agreement and to equally share development costs for the SoundCard and DisplayCard and to share fixed profit-sharing percentage for sales of LightCard, SoundCard, and DisplayCard for Visa Banking Cards, non-Visa Banking Cards, and non-banking cards. We also were to receive a mutually agreed upon commission percentage of nCryptone server products and services for customers introduced by us.

Additionally, we had the exclusive right to manufacture and sell power inlays, or cores, that consist of proprietary electronic components for LightCard, SoundCard, and DisplayCard. If a third party vendor produced cores at a significantly lower cost, we still would receive a portion of gross profits and the remainder would be shared by both parties in equal amounts of the remainder of the gross profit. If we reached maximum production capacity and nCryptone was unable to fill orders, the remaining cores could be produced by a third party vendor and both parties would share equally the entire amount of gross profits as net profits.

Furthermore, all intellectual property rights prior to this agreement were to remain the sole and exclusive property of such party. All new intellectual property rights relating to physical design and construction of the cards were to be the sole and exclusive property of InCard. All new intellectual property rights relating to patents and outside or physical design and construction of the cards were to be shared equally by both parties. The term of the agreement was 10 years, unless terminated earlier pursuant to the terms of the agreement.

On June 28, 2006, we entered into an Asset Contribution Agreement with nCryptone, whereby we purchased rights relating to the DisplayCard from nCryptone for 4,500,000 shares of our common stock and $1,000,010 to be paid within one year after the close of the acquisition. We acquired all intellectual property relating to the DisplayCard under the July 25, 2005 Joint Development Agreement with nCryptone, all nCryptone intellectual property relating to the DisplayCard, and assumed certain accounts payable directly allocable to the DisplayCard, as well as all tangible assets relating to the DisplayCard. The Asset Contribution Agreement terminated the Joint Development Agreement.

Since completing the acquisition under the Asset Contribution Agreement, we now have all rights, and revenues, relating to the DisplayCard that were previously shared by nCryptone under the Joint Development Agreement. Additionally, we retained the two top executives of nCryptone who were instrumental in developing the technology of the DisplayCard.

RESEARCH AND DEVELOPMENT

We conduct research and development activities both in-house and at an outside laboratory. We retain title rights to all improvements or enhancements to our technology developed by or worked on by the outside laboratory. We have purchased materials and components for our products under development from a number of technology companies.

We have spent $1,352,413 and $1,896,499 for research and development for the fiscal years ended December 31, 2007 and 2006, respectively.

INTELLECTUAL PROPERTY

We rely on a combination of patent, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology. We currently own eleven U.S. patents and twenty five foreign patents. Twenty-nine of these patents apply to the LensCard, five of these patents apply to the LightCard, one of these patents applies to the SoundCard and one of these patents applies to our power inlay technology. We have fifteen foreign patent applications pending, four of which relate to the LensCard and eleven to the LightCard. The duration of the U.S. patents generally is 20 years from the date the original application was filed. At this time, we do not have patent protection on our ICT DisplayCard technology.

We currently have trademarks registered for InCard Technologies and the LensCard in the United States. We also have additional marks for which registration is pending.

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

MANUFACTURING

Although we continue to develop our own manufacturing process for the ICT DisplayCard, the ICT DisplayCard is presently being manufactured by a European company, NagraID. We supply NagraID with the necessary component parts to manufacture ICT DisplayCards using NagraID’s proprietary process.

Presently, we are reliant on a sole source of supply for two major components of the ICT DisplayCard. The display is available only from SmartDisplayer. The battery is available only from Solicore, Inc. The battery is attached to the display by SmartDisplayer. If we are unable to procure batteries from Solicore, we may have production delays of up to one year as we seek another source for batteries. If we are unable to procure displays from SmartDisplayer, we may have production delays of up to one year as we seek another source for displays. If NagraID is unable to assemble the component parts, we may have production delays of up to one year as we seek another source for assembling our components. Although we intend to purchase our batteries from Solicore, we are working with other battery manufacturers to produce batteries suitable to our cards so that we are not reliant on one battery supplier. Although we intend to purchase our displays from our current supplier, we are working with other display manufacturers to locate displays suitable to our cards so that we are not reliant on one display supplier. Although we intend to have our cards assembled by our current manufacturer, we are trying to develop our own process and are researching other processes so that we are not reliant on one manufacturer.

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

COMPETITION

We are not aware of any product that is being mass produced in the same form factor as our ISO-compliant CR80 form factor  that incorporates the token technology. However, there are companies creating tokens and random number generators for use in dual-factor authentication (as an item separate from the transaction card). For example, RSA, Vasco, and VeriSign token devices may be cost competitive to our technology but are not in a credit card form factor. Smart Card, biometrics, and software programs can provide multi-factor authentication competitive to our ICT DisplayCard.

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

GOVERNMENTAL REGULATION

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

EMPLOYEES

We have fifteen full-time employees, including our Chief Executive Officer/President and Chief Financial Officer. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relationships with our employees to be good.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Special Note Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

We are an early stage company with an unproven business strategy. Our limited history of operations makes evaluation of our business and prospects difficult.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Since our incorporation on November 22, 2002, we have primarily been and continue to be involved in development of products using our power inlay technology and marketing these products to industry partners. In 1998, Alan Finkelstein commenced commercialization of our first product, the LensCard, and entered into license agreements with banks and credit card issuers, most of which have terminated. After discovering the possibility of placing power into an International Organization of Standards (ISO) compliant card, we began to focus our efforts on the development of our power inlay technology and not on the marketing of the LensCard. For these reasons, we expect that future orders for the LensCard will be insignificant. We closed our first commercial sale of our ICT DisplayCard, which uses our power inlay technology, in the fourth quarter of 2007. Although management believes that our power inlay technology and products under development have significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives.

We have an accumulated deficit of $28,067,183 as of December 31, 2007 and we may never achieve profitability

We have incurred significant net losses every year since our inception, including net losses of $14,333,622 and $6,866,614 for the fiscal years ending December 31, 2007 and 2006, respectively. As of December 31, 2007, we had an accumulated deficit of $28,067,183. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date we have not generated significant revenues. We have used capital raised in October 2005, May 2006 and January 2008 to sustain operations through the date of this report. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. However, we cannot assure you that we will ever be profitable.

To be successful we may require additional capital, which we may be unable to obtain.

We expect that our current resources, including anticipated revenues, will be insufficient to sustain our operations past April 2008.  Assuming that we continue to operate at our existing cost structure, our current resources will not be sufficient to fund operations for the next twelve months. As we are in the early stage of manufacturing and have not sold substantial quantities of our products, we are unable to determine the amount of additional capital we will need to become successful. Unless we are able to generate significant sales from the ICT DisplayCard that cover the manufacturing costs and operating overhead, we will continue to incur net losses that exceed our revenue. We currently do not have any binding commitments for, or readily available sources of, additional financing, and we cannot assure that such funding will be available at all or available on terms acceptable to us.

We depend on a limited number of suppliers, and we will be unable to manufacture or deliver our products if shipments from these suppliers stop, are late or are otherwise interrupted.

We obtain the battery, a key component for our power inlay technology, from a single source on a purchase order basis from Solicore, Inc. In the event of a disruption or discontinuation in supply, we could not obtain replacement batteries on a timely basis, which would disrupt our operations, delay production for up to one year and impair our ability to manufacture and sell our products.

We obtain the display, a key component for the ICT DisplayCard, from a single source, SmartDisplayer, under a written agreement. In the event of a disruption or discontinuation in supply, we could not obtain replacement displays on a timely basis, which would disrupt our operations, delay production for up to one year and impair our ability to manufacture and sell our ICT DisplayCard.

We assemble our ICT DisplayCard, using a single source, NagraID, under a written agreement by issuing written purchase orders that we pay in advance. We believe that we would be unable to obtain on a timely basis alternative sources for assembly in the event of a disruption, which would disrupt our operations, delay production for up to one year and impair our ability to manufacture and sell our ICT DisplayCard.

Our dependence upon outside suppliers exposes us to risks, including:

•                  the possibility that our suppliers will experience major disruptions in production, which is exacerbated by the fact that we are the major customer of our suppliers;

•                  the solvency of our suppliers and the potential that our suppliers will be solely dependent upon us;

•                  the potential inability of our suppliers to obtain required components or products;

•                  reduced control over pricing, quality and timely delivery, due to the difficulties in switching to alternative suppliers;

•                  the potential delays and expense of seeking alternative sources of suppliers; and

•                  increases in prices of key components.

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

Our business strategy is to develop and market new products using our power inlay technology that can enhance payment and other information-bearing plastic cards. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

•                  continuing to fund research and development endeavors;

•                  complete development of new products; and

•                  successfully introduce and commercialize new products.

If we do not devote adequate resources to our product development efforts, we may be unable to develop our products, which would adversely affect our revenue growth and profitability.

If we or our suppliers fail to adequately protect our proprietary rights, third parties could use our technology, or very similar technology, and could reduce our ability to compete in the market, and any proprietary rights litigation could be time-consuming and expensive to prosecute and defend.

Establishment of patents and other proprietary rights by us and our suppliers is important to our success and our competitive position. Performance in the payment card industry can depend, among other factors, on patent protection. Our policy is to identify patentable inventions developed by our company, and to seek to acquire patent rights for such inventions. We mainly develop and patent technology in the fields of card enhancements and methods of card manufacturing. We seek to obtain a reasonably broad territorial protection for our patented technologies. We usually file initial patent applications in the United States, and subsequently file corresponding applications in  foreign countries depending on the relevant circumstances. We may elect to forego patent protection for some of our proprietary technologies and treat such technologies as trade secrets. Despite our efforts to establish and protect our patents, trade secrets or other proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as much as the laws of the United States protect them. Our means of establishing and protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around our patents or our other proprietary rights.  We do not have patent protection for our ICT DisplayCard.

Due to the importance of proprietary technology in the payment card industry, our business involves a risk of overlap with third party patents and subsequent litigation with competitors or patent-holders. Any claims, with or without merit, could be time-consuming, result in costly litigation, or cause us to enter into licensing agreements

We depend on key personnel in a competitive market for skilled employees, and failure to retain and attract qualified personnel could substantially harm our business.

We rely to a substantial extent on the management, marketing and product development skills of our key employees and consultants, particularly Steven Delcarson, our President and Chief Executive Officer, Charles Caporale, our Chief Financial Officer, and Craig Nelson, who supervises the manufacturing and testing of the ICT DisplayCard, to formulate and implement our business plan, including the development of our power inlay technology. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry, and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

If our future products do not achieve a significant level of market acceptance, it is highly unlikely that we ever will become profitable.

To our knowledge, no enterprise or on-line banking token issuers have adopted power-based card enhancements to date using our power inlay technology on a mass quantity basis. As a result, our ability to enable enterprises to improve and add card functionality, reduce attrition and increase acquisition rates, and enhance security and anti-fraud protection for customers through power-based card enhancements has yet to be proven. The commercial success of our future products will depend upon the adoption of our power inlay technology as a preferred method of applying card enhancements to payment cards. In order to be successful, our future products must meet the technical and cost requirements for card enhancements within the payment card industry. Market acceptance will depend on many factors, including:

•                  our ability to convince prospective strategic partners and customers to adopt our products;

•                  the willingness and ability of prospective strategic partners and customers to adopt our products; and

•                  our ability to sell and service sufficient quantities of our products.

Because of these and other factors, our products may not achieve market acceptance. If our products do not achieve a significant level of market acceptance, demand for our future products will not develop as expected and it is highly unlikely that we ever will become profitable.

We have granted third parties substantial marketing rights to certain of our products and products under development. If the third parties are not successful in marketing our products, we may not be able to commercialize our products.

Some of our agreements with our corporate marketing partners contain no minimum purchase requirements in order for them to maintain their exclusive marketing rights. In the future, third-party marketing assistance may not be available on reasonable terms, if at all. If marketing partners do not order adequate quantities of our products or if we are unable to procure third-party marketing assistance on reasonable terms, we may not be able to commercialize our products, which could negatively impact our results of operations or substantially limit our ability to execute our business strategy.

We may experience customer concentration in the enterprise and on-line banking marketplace, which may expose us to all of the risks faced by our potential material customers.

Until and unless we secure multiple customer relationships in the enterprise and on-line banking marketplaces, we may experience periods during which we will be highly dependent on one or a limited number of customers. Dependence on a single or a few customers will make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we may be dependent on any single customer, we could be subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

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

To be successful, we must manufacture, or contract for the manufacture of, our future products in compliance with industry standards and on a timely basis, while maintaining product quality and acceptable manufacturing costs. As discussed in the risk factor above, we are working in cooperation with other companies that have specialized technical expertise related to the manufacturing process of our power inlay technology for the ICT DisplayCard. We also currently use a limited number of sources for most of the supplies and services that we use in the manufacturing of our power inlay technology and prototypes. Our manufacturing strategy presents the following risks:

•                  delays in the quantities needed for product development could delay commercialization of our products in development;

•                  if we need to change to other commercial manufacturers, any new manufacturer would have to be educated in, or develop substantially equivalent processes necessary for, the production of our products;

•                  if market demand for our products increases suddenly, our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

•                  we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

Any of these factors could delay commercialization of our products under development, entail higher costs and result in our being unable to effectively sell our products.

Some of our competitors have significantly greater resources than we do and may be able to respond more quickly to new or emerging technologies and changes in customer requirements, which could adversely affect our ability to generate or maintain revenues and be profitable.

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

We believe that the principal competitive factors that affect the market for tokens include convenience, price, quality/reliability, ease of use, and distribution cost. We cannot assure you that we will be able to maintain our competitive position against current and potential competitors, especially those with significant marketing, service, support, technical and other competitive resources.

Some of our present and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. We cannot guarantee that we will be able to compete successfully against present or future competitors or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

Risks Related to our Securities

Our common stock is subject to trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. These restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities, which could reduce the price of our common stock and the value of any investment you make in our shares. We make no guarantee that our market-makers will make a market in our common stock, or that any market for our common stock will continue.

NASD  sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, if our stock trades below $5.00 per share, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for and price of our shares.

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

Substantial future sales of our common stock in the public market may depress our stock price, which could result in significant losses to you and could limit our ability to raise capital.

As of March 12, 2008, we have 28,433,116 shares of common stock outstanding. Of these shares, 25,625,169 can be traded pursuant to a prospectus or via a transaction pursuant to Rule 144 under the Securities Act of 1933. Of our 5,302,098 warrants outstanding, 4,500,223 have been registered and common stock issued on exercise can be sold pursuant to a prospectus. 2,194,498 shares issuable upon exercise of options issued under our 2004 Stock Incentive Plan were registered as well.

If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall, which could result in a significant loss on any investment you make in our common stock. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 12, 2008, after taking into consideration our outstanding common and preferred shares, our board of directors will be entitled to issue up to 46,566,884 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

We may require additional working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.  We cannot assure you that we will be able to raise additional capital on terms that are acceptable to us, or at all.

Our ownership is highly concentrated in a few individuals, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

Our principal stockholders, executive officers and directors, in the aggregate, beneficially own approximately 35% of our common stock including options held by each principal stockholder, executive officer and director that are exercisable within 60 days of March 12, 2008. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. An adverse effect on the trading price of our common stock could cause you to incur a significant loss on any investment you make in our common stock.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

•                  authorize our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders;

•                  prohibit stockholders from calling special meetings;

•                  prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•                  establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•                  prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of our stockholders.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, which may prevent or frustrate any attempt by our stockholders to change our management or the direction in which we are heading. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

New rules, including those contained in and issued under the Sarbanes-Oxley act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations that govern publicly held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the Securities and Exchange Commission (the “SEC”). Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

If we are unable to complete our assessment as to the adequacy of our internal control over financial reporting within the required time periods as required by Section 404 of the Sarbanes-Oxley Act of 2002, or in the course of such assessments identify and report material weaknesses in our controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. Our non-affiliated market capitalization qualified us as a non-accelerated filer until the end of the 2007 fiscal year. As a result, we are required to include our management’s report on internal control over financial reporting in this Annual Report on Form 10-KSB for the 2007 fiscal year and will not be required to include our auditors’ attestation report on our internal control over financial reporting until we file our Annual Report on Form 10-K for the 2008 fiscal year. As discussed in detail below in the section entitled “Controls and Procedures – Internal Control over Financial Reporting,” we have concluded that, as of December 31, 2007, our internal control over financial reporting was not effective and have identified a number of material weaknesses in our internal control over financial reporting. While we intend to remedy these weaknesses during the current fiscal year, we may be unable to do so. If we fail to implement required new or improved controls, or if our auditors are unable to attest to the effectiveness of our internal control over financial reporting when we file our Annual Report on Form 10-K for the 2008 fiscal year, there may be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

If we trigger an “event of default” under our debt agreement, the debt holders could require us to repay the loan in full and force a sale of all of our assets to do so, which could cause our common shareholders to incur a total loss on their investments in us.

Our debt agreement, entered into in January 2008, requires us to adhere to certain covenants to avoid triggering an “event of default.” Failure to remain in compliance could prompt investors to call the debt and demand immediate repayment. We could be forced to seek bankruptcy protection if our loan is called and we are unable to repay the loan in full. All of our assets are pledged to the debt holders. If proceeds from the disposal of our assets are insufficient to repay the loan in full, common shareholders will receive nothing for their stock and suffer a total loss on their investments in us.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate office is approximately 6,200 square feet of leased office space in Los Angeles, California. We sublease this office space at a monthly base rent of $17,292. We have agreed under the terms of the sublease to pay 32.5% of any additional rents or charges due from our sublandlord to the master landlord. This sublease expires on July 31, 2009.  We expect that this property will be adequate for our needs for the near to medium term.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against us. From time to time, we may be involved in litigation relating to claims arising out of operations in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted on and approved by stockholders at the annual meeting of the stockholders of the Company held on December 21, 2007:

1. The election of six directors to serve until the 2008 annual meeting of stockholders.

2. The ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

3. The approval of an amendment to the Company’s Certificate of Incorporation to increase the total number of shares of common stock which the Company is authorized to issue from 50,000,000 shares to 75,000,000 shares.

4. The approval of an amendment to increase the number of shares of common stock available under the Company’s 2004 Stock Incentive Plan by 14,500 shares from 2,215,000 to 2,229,500 shares.

5. The approval of the proposed 2007 Equity Incentive Plan of the Company, that provides for the issuance of up to 4,000,000 shares of common stock and related stock awards.

 The number of votes cast at the annual meeting for each matter was as set forth in the following table:

Matter voted upon	For	Against/Withheld	Abstentions/Broker Non-votes
Election of Donald Joyce	20,920,394	16,652
Election of W. Robert Ramsdell	20,920,394	16,652
Election of Maoshing Ni	20,918,234	18,812
Election of Richard Nathan	20,917,294	19,752
Election of Scott V. Ogilvie	20,917,294	19,752
Election of Henry L. Treddenick III	20,918,294	18,752
Ratification of appointment of Singer Lewak Greenbaum & Goldstein LLP	20,859,360	14,441	63,244
Approval of amendment to Certificate of Incorporation to increase authorized common stock	20,824,937	96,708	15,400
Approval of amendment to increase shares of common stock available under 2004 Stock Incentive Plan	10,109,571	131,076	10,696,399
Approval of 2007 Equity Incentive Plan	10,124,326	126,931	10,685,789

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 9, 2007, we were listed on the NASDAQ Capital Market and trade under the symbol “INVC”. From October 18, 2005 to March 8, 2007, our common stock traded on the OTC Bulletin Board under the symbol “INVC.OB”. Our common stock is not listed on any other markets or exchanges. As of March 15, 2008, we had 28,433,116 shares of common stock issued and outstanding. The following table sets forth the high and low close information as reported by Nasdaq Capital Market and includes the high and low bid information for our common stock as reported by the OTC Bulletin Board with respect to prices preceding the listing of our stock on the Nasdaq Capital Market:

QUARTERLY COMMON STOCK PRICE RANGES

2007 CALENDAR YEAR	HIGH	LOW
FIRST QUARTER	$6.20	$4.26
SECOND QUARTER	$6.24	$4.00
THIRD QUARTER	$4.90	$1.93
FOURTH QUARTER	$3.80	$1.69

2006 CALENDAR YEAR	HIGH	LOW
FIRST QUARTER	$3.50	$2.15
SECOND QUARTER	$4.50	$3.12
THIRD QUARTER	$5.50	$4.49
FOURTH QUARTER	$5.08	$4.30

The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 15, 2008, there were approximately 40       stockholders of record of our common stock and no stockholders of record of our preferred stock.

Our transfer agent is American Stock Transfer & Trust Company www.amstock.com .

DIVIDENDS

We have never paid any dividends on our common stock. We anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on our stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Our board of directors and stockholders approved our 2004 Stock Incentive Plan in August 2004.  Our 2007 Equity Incentive Plan was approved by our board of directors in September 2007 and by our stockholders in December 2007.  The following table provides information as of December 31, 2007 about common stock that may be issued upon the exercise of options, warrants and rights under our 2004 Stock Incentive Plan and 2007 Equity Incentive Plan.

Plan name and type	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,488,011	$2.10	2,741,489

Equity compensation plans not approved by stockholders	N/A	$ N/A	N/A

Total	3,488,011	$2.10	2,741,489

We were authorized to issue up to 2,215,000 shares of common stock under our 2004 Stock Incentive Plan until December 2007, when our board of directors increased the number of shares authorized for issuance under the plan to 2,229,500, which increase was subsequently approved by our stockholders.  We are authorized to issue up to 4,000,000 shares of common stock under our 2007 Equity Incentive Plan, which was approved by stockholders in December 2007.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this report. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Business - Risk Factors” and elsewhere in this report.

OVERVIEW

Since 2002, we have continued to develop our power inlay technology that is designed to bring power-based applications to the enterprise market and on-line banking market. Our present focus is the ICT DisplayCard power inlay technology which consists of a battery, circuit, and switch that can power applications on credit card sized cards and other information-bearing plastic cards. We have devoted a majority of our efforts to completing the development of our power inlay technology, initiating marketing and raising the financing required to do so and fund our expenses. We have generated limited revenues that derive from licensing agreements of our LensCard product, most of which have terminated. At this time, we have no plans to renew the LensCard licensing agreements or to further market or sell the LensCard, unless requested by a customer.

Since inception, we have been unprofitable. We incurred net losses of $14,333,622 and $6,866,614 for the fiscal years ending December 31, 2007 and 2006, respectively. As of December 31, 2007, we had an accumulated deficit of $28,067,183. Our continued existence is dependent upon our ability to obtain additional financing, as we have not been able to successfully sell the ICT DisplayCard in substantial quantities. We further anticipate that after such introduction of the ICT DisplayCard in 2008, we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months for retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology will continue to be significant. To date, our operations have been funded primarily through equity and debt financings totaling $25,303,691.

We believe that we currently have enough cash to meet our short term needs and continue our current operations through early spring 2008. We anticipate that we will not be able to generate sales of the ICT DisplayCard in substantial quantities until the second half of 2008 to support our cash needs since the sales cycle for that product is longer than originally anticipated. To maintain exclusivity under some of our agreements, we purchased inventory and made deposits prior to orders being received from customers. These inventory purchases and deposits along with our operating expenses have collectively reduced the Company’s cash resources since we have not been able to sell our acquired inventory or utilize our deposits with suppliers or otherwise replenish such cash. As such, we will be required to raise operating capital in order to continue our current operations. We have engaged an investment advisor to explore capital raising opportunities.

We raised $3,500,000 of operating capital in January 2008 (see Equity and Debt Financings and Accounts Payable in this Item 6) but may be unable to raise additional operating capital on terms satisfactory to us, if at all. There can be no assurances that we will be able to raise operating capital on satisfactory terms, or that sufficient revenues will be generated from the sales of our product in order to sustain our operations. Should our cash and liquidity position become severe, we would need to limit our operations which would harm the value of your investment in the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”). Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We recognize certain long-term contracts using the complete-contract method in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.”

We have generated revenue from three sources: sale of the ICT DisplayCard, licensing of the LensCard to various credit card issuers and selling the Light Card to a credit card issuer. The LensCard is composed of a credit card with a small magnifying lens embedded into the card. The LightCard is composed of a credit card that when a button is pressed a small LED light is activated. We sell time-based licenses to various credit card issuers for the LensCard. We recognize royalties attributable to these time-based licenses as they are sold to the credit card issuers’ customers. Royalty revenue is recognized when each LensCard is sold by an issuer in accordance with SAB 104.

We anticipate that the majority of our revenues in the coming year will come from the ICT DisplayCard. We intend to sell these cards through resellers.  We do not recognize revenue when we sell the ICT DisplayCard in small quantities under a test or pilot program.  Cash receipts from these transactions are used to offset research and development expenses.

The revenue generated from the LensCard and LightCard is negligible, and we expect that the sales of these products will have no impact on our results of operations.

Deferred revenue is recorded when the payments from a reseller are received by us prior to the sale of a ICT DisplayCard to the resellers’ customer.

Accounts receivable allowances. Our sales to date have been to large credit card issuers and  we have been successful in collecting for products and services. Consequently, we have no allowances for doubtful accounts. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers.

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

We assess the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the year ended December 31, 2007, we incurred an impairment charge of $1,000,010 for the write down of our buzzer patent.  During the year ended December 31, 2006, we did not recognize any impairment to intangible assets or property and equipment.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

Total revenue increased to $445,000 in the year ended December 31, 2007 from $35,382 for the year ended December 31, 2006.  In the 2007 period, revenue is from the sale of the ICT DisplayCard.  In the 2006 period, revenue was from recognition of deferred revenue on LensCard royalties received from a terminated licensing agreement. We believe that future revenue will be primarily from the sales of the ICT DisplayCard; revenue from LensCard royalties is expected to be negligible.

Cost of Goods Sold consists of costs to manufacture the ICT DisplayCard in 2007.  There was no cost of goods associated with the royalty revenue recognized in 2006.  Total cost of goods sold increased from $0 for the year ended December 31, 2006 to $276,620 for the year ended December 31, 2007. We believe that future cost of goods sold will be primarily from the ICT DisplayCard.

Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation and amortization expense. Administrative expense increased $4,389,870, or 110%, from $4,000,117 for the year ended December 31, 2006 to $8,389,987 for the year ended December 31, 2007. The increase is primarily due to the hiring of additional employees, insurance costs, compensation expenses relating to vesting of employee and director’s stock options of $2,121,751, and travel expenses relating to business development. We anticipate that administrative expenses will increase in 2008 as we incur increased costs associated with establishing our operations.

Consulting fees, which increased $221,906, or 53%, from $419,978 for the year ended December 31, 2006 to $641,884 for the year ended December 31, 2007, include amounts paid to independent contractors for services provided.  We expect consulting fees to decline significantly as consultants are transitioned to full-time employees.

Professional fees consist of amounts paid to our outside counsel, auditors and to providers of other outside services rendered to the Company.  Professional fees expense increased from $917,882 for the year ended December 31, 2006 to $1,157,781 for the year ended December 31, 2007, an increase of $239,899, or 26%.   Professional fees expense increased due to legal fees for the maintenance and establishment of the Company’s intellectual property rights, costs relating to the acquisition of certain assets of nCryptone, due diligence costs related to the potential acquisition by us of one of our suppliers, and the legal and accounting fees costs associated with being a public company. We anticipate that professional fees will continue to increase as we will have to assess our internal controls pursuant to Sarbanes-Oxley and the related legal costs associated with being a public company.

Research and development expense consists primarily of costs relating to the continued testing and quality control analysis of the ICT DisplayCard. Research and development costs decreased from $1,896,499 for the year ended December 31, 2006 to $1,352,413 for the year ended December 31, 2007, a decrease of $544,086, or 29%, due to increased testing expenses at one of our major suppliers offset by a reduction of expenses related to prior products.  We expect our research and development expenses to increase as we continue to invest in developing enhancements of our ICT DisplayCard with one time password.

During the year ended December 31, 2007 our analysis of long lived intangible assets determined that the value we had assigned to a buzzer patent acquired from nCryptone in June 2006 was not recoverable.  Accordingly, we impaired the full value of the asset during the year ended December 31, 2007.

Unrecoverable Payments to Suppliers. Unrecoverable payments to suppliers expense consist of payments made to third party suppliers for deposits that we no longer expect to utilize, purchase orders that we do not expect to fulfill and accrued expenses to satisfy irrevocable purchase orders.  Unrecoverable payments to suppliers increased from $0 for the year ended December 31, 2006 to $1,546,428 for the year ended December 31, 2007 to recognize the diminished value of certain deposits made on the basis of production volume that will not be realized and to accrue for costs that we expect to pay in the future as we did not complete certain irrevocable purchase orders. At this time, we do not anticipate that unrecoverable payments to suppliers will increase in the future as management considers these to be one time charges.

Inventory Writeoffs and Reserves. Inventory writeoffs and reserves consist of expenses to record obsolete inventory.  Inventory writeoffs and reserves decreased from $791,818 for the year ended December 31, 2006 to $575,017 for the year ended December 31, 2007. The reduction is due to a decreased amount of battery write-offs in 2007. In 2006, the reduced shelf lives of batteries on hand rendered them unusable. We anticipate that inventory writeoffs and reserves will decrease as we anticipate that our projected sales during the first part of 2008 will utilize our standing inventory.

Interest income decreased $152,326, or 45%, from $336,119 for the year ended December 31, 2006 to $183,793 for the year ended December 31, 2007 as a result of a decrease in operating cash during the year ended December 31, 2007.

Interest expense increased from $1,239 for the year ended December 31, 2006 to $21,475 for the year ended December 31, 2007 due to interest accruing on a related party account payable that has not been settled.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity since our inception through December 31, 2007 have been equity and debt financings totaling $21,803,691.   Since our inception, we have incurred significant losses, and as of December 31, 2007 we had an accumulated deficit of $28,067,183.  Our cash balance at December 31, 2007 was $339,600, down from $8,270,096 at December 31, 2006.

Net cash used in operating activities was $7,945,470 for the year ended December 31, 2007 as compared with $5,990,620 for the year ended December 31, 2006. The increase in cash used was due primarily to the cost of increased personnel, increased professional fees, deposits made for raw materials inventory, and purchase of raw materials for production.

Net cash used in investing activities was $21,351 for the year ended December 31, 2007 as compared with $218,786 used in  investing activities for the year ended December 31, 2006. The decrease in cash used for investing was due to a smaller amount of production equipment purchased during the year ended December 31, 2007.

Net cash provided by financing activities was $36,325 for the year ended December 31, 2007 as compared to $11,201,970 for the year ended December 31, 2006. No capital raise took place during the year ended December 31, 2007;  $11,356,500 was raised during the year ended December 31, 2006.

Through the date of this report, our operations have been funded primarily through equity and debt financings totaling $25,303,691. We believe that we have adequate funding to meet our cash needs and continue our operations through the early spring of 2008.  We have engaged an investment advisor to explore capital raising opportunities but there can be no assurance that capital will be available to us on terms that are acceptable, or at all.

Our auditors have included a “going concern” caveat in their unqualified opinion of our 2007 financial statements signifying that without additional capital doubt exists concerning our ability to survive until year-end 2008.

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

On October 19, 2005, we completed a private equity financing pursuant to which we raised gross proceeds of $6,500,000 and converted $571,066 of indebtedness. The transaction was a unit offering, pursuant to which each investor or debt holder received a unit comprised of one share of restricted common stock and warrants convertible into 0.50 shares of restricted common stock, resulting in the placement of an aggregate 7,071,066 shares of restricted common stock and warrants convertible into an additional 3,535,533 shares of restricted common stock. The warrants have an exercise price of $1.25 per share and expire on October 19, 2010. The financing was arranged by TR Winston & Company, a fund manager, which received a net commission of 6% of the total gross proceeds and a warrant to purchase 780,000 shares of the Company’s common stock at an exercise price of $1.25 per share that expires on October 19, 2010. Additionally, we issued a warrant to purchase 117,600 shares of our common stock at an exercise price of $1.25 per share that expires on October 19, 2010 to C.E. Unterberg, Towbin, LLC pursuant to a letter agreement we had previously entered into with C.E. Unterberg, Towbin, LLC. On June 15, 2006, we received $18,125 as a result of 14,500 warrants being exercised by a warrant holder. On June 26, 2006 we received $6,250 as a result of 5,000 warrants being exercised by a warrant holder. On July 24, 2006, we received $6,250 as a result of 5,000 warrants being exercised by a warrant holder.

On May 30, 2006, we issued 3,785,500 shares of common stock at a price of $3.00 per share to accredited investors pursuant to a private placement for total gross proceeds of $11,356,500. T.R. Winston & Company served as placement agent for the securities sold in this transaction and received a net commission of 5% of the total gross proceeds and a warrant to purchase 113,565 shares of our common stock at an exercise price of $3.30 per share that expire on May 30, 2011. The shares of common stock we issued and the shares of common stock underlying warrants issued on May 30, 2006 have full ratchet anti-dilution protection for 12 months. If during 12 months following May 30, 2006, we obtain additional capital through the issuance of equity securities, other than the issuance of shares of common stock or securities convertible into or exchangeable for common stock of InCard in connection with (i) any mergers or acquisitions of securities, business, property or other assets (ii) joint ventures or other strategic corporate transactions, (iii) any other transaction, the primary purpose of which is not to raise capital for the company, (iv) the exercise of an option or warrant or the conversion of a security outstanding as of May 30, 2006, or (v) any employee benefit plan that has been adopted by our board and our stockholders, the holders of these then-existing shares will receive full ratchet anti-dilution protection.

On June 28, 2006, we purchased rights relating to the ICT DisplayCard from nCryptone for 4,500,000 shares of our common stock and acquired a license to use a patent for $1,000,010 that was due by June 27, 2007. We have paid $400,000 towards the cost of the patent through December 31, 2007; the remainder is due in January 2009.  We wrote off the value of the patent during the year ended December 31, 2007.

On January 8, 2008, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 13 institutional and accredited investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Purchasers purchased $3.5 million of our 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture: (i) bears interest at 8% per year, paid quarterly in cash or registered common stock, at our discretion; (ii) has a maturity of January 8, 2011, (iii) is convertible at the holder’s option into shares of our common stock at $2.50 per share, (iv) is secured by all of our and our subsidiary’s assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement, and (v) has a forced conversion feature which allows us to force the conversion of the Debenture if our common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. We also issued to the Purchasers five-year common stock purchase warrants to purchase 700,000 shares of our common stock at an exercise price of $2.75 per share (the “Warrants”). We expect to use the net proceeds of the financing for our working capital requirements and to pay down certain obligations.

Both the conversion price under the Debenture and the exercise price under the Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants.

We agreed to grant registration rights to the investors, by filing a registration statement covering the shares of common stock issuable upon the conversion of the Debenture, exercise of the Warrants, and issuable as interest payments, within 30 days of the closing, and obtaining effectiveness of the registration statement within 90 days after the closing. These dates have been extended to June 7, 2008.  Our officers, directors, and 10% stockholders also agreed to execute lock-up letter agreements prohibiting sales of our common stock by them until July 30, 2008. In connection with the transaction, we also secured voting agreements from our officers, directors and 10% stockholders approving the transaction in the event that we are required to seek such approval pursuant to the rules of the NASDAQ.

T.R. Winston & Company, LLC acted as the sole placement agent for the transaction.

The securities offered in the financing have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

FUTURE NEEDS

We believe that our current cash of $425,860 as of March 15, 2008, will provide us with sufficient resources to fund our operations through the early spring of 2008.  We will need additional capital and we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet transactions.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of   this new Standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The adoption of FIN No. 48 did not have a material impact on the Company’s financial position, results of operations or cash flows in 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of implementing SFAS 159 on our consolidated financial statements; however we anticipate that SFAS 159 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (EITF 07-3) which concluded that nonrefundable advance payments for goods and services to be received in the future for use in research and development should be deferred and capitalized.  The capitalized amounts should be expensed as the related goods are delivered or services are performed.  Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed.  The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007.  The consensus may not be applied to earlier periods and early adoption is not permitted.  The adoption of this standard had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2007 the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This Statement establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. Management anticipates that the adoption of this standard will have no impact to the Company’s financial position, results of operations, or cash flows.

In March 2008 the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged.  Management has not yet determined what impact the adoption of this statement will have on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management anticipates that the adoption of this statement will have no impact to the Company’s financial position, results of operations, or cash flows.

ITEM 7 - FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1 of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A - CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (December 31, 2007).  Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified in our internal control over financial reporting:

•                  We performed a financial close on a quarterly basis only.  The analysis of actual to budgeted results was either done marginally or not at all and there was no mechanism in place to evaluate variances, investigate unusual activity or communicate findings to senior management or the board of directors. The financial close process is not formally documented.

•                  During the quarterly financial close we did not utilize a financial closing checklist to ensure that all items had been considered for inclusion in the three quarterly filings of Form 10-QSB.

•                  We are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources.   At risk areas include cash receipts and payments, processing of journal entries and account reconciliations.

•                  We do not maintain a standard listing of recurring journal entries.  We rely on the previous quarter’s journal entries during the closing process and may overlook adjustments that need to be made to ensure our financial statements are presented fairly.

•                  Much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers, unable to be shared by accounting personnel and not backed up.

•                  We have not performed a physical inventory of fixed assets.  As a result, we failed to identify idle fixed assets that were not in our possession until late in the closing process necessitating an adjustment to our results.

•                  We do not consistently utilize purchase orders when purchasing inventory, which may lead to uncertainty regarding our quarter end commitments.

•                  Board and management turnover during 2007 resulted in an uneven “tone at the top”.  The current CEO and CFO were hired in September 2007 and October 2007 respectively.  Of the five board members at December 31, 2007 only two were on the board at the beginning of 2007. Formal job descriptions do not exist, annual reviews are not performed and an organization chart was not developed until January 2008.

•                  We were unable to complete our analysis of the Section 382 limitation on loss carryforwards in a timely manner because of poor recordkeeping.

•                  We did not properly account for modifications made to stock option grants in accordance with SFAS 123(R) resulting in a late journal entry being made to prevent the financial statements from being misleading.

We intend to remediate these material weaknesses during 2008.  As concerns the material weakness relating to segregation of duties, we are re-examining our procedures to include compensating controls and minimize the risk associated with having limited resources in the accounting department.

Notwithstanding these material weaknesses, we believe that our financial condition, results of operations and cash flows presented in this report of Form 10-KSB are fairly presented in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in internal control over financial reporting

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9. OFFICERS AND DIRECTORS

Information regarding our executive officers and directors is incorporated by reference to the information set forth under the caption “ Directors and Executive Officers “ in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

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

ITEM 10.   EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “ Executive Officer Compensation “ in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “ Voting Securities Of Principal Stockholders And Management” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

ITEM 13.   EXHIBITS

2.1(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2(2)	Amended and Restated Bylaws of the registrant, as currently in effect

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.1(2)	2004 Stock Incentive Plan

10.2(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd.,#2160, Los Angeles, California 90025, dated January 5, 2003

10.3(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7(2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8(2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(2)	Promissory note (1oan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13	(2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14	(2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15	(2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16	(2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17	(2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18	(2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19	(2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20	(2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21	(2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22	(2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23	(2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24	(2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25	(2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26	(2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27	(2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28	(2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29	(5)	Form of Lock-Up agreement by and between registrant’s directors and executive officers pursuant to the private placement dated October 19, 2005

10.30	(4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31	(4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32	(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33	(6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34	(9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35	(9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36	(9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37	(10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38	(10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39	(10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40	(10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41	(11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42	(8)	Indemnification Agreement

10.43	(7)	Code of Ethics

21.1	(2)	List of subsidiaries

23.1	(1)	Consent of Independent Registered Public Accounting Firm for Registration Statements (No. 333-137033 and 333-149844) on Form S-8.

31.1	(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	(1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	(1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.
(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.
(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.
(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.
(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.
(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.
(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.
(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.
(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.
(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the SEC on July 12, 2006.
(11)	Previously filed by the registrant on Form 10QSB with the SEC on November 13, 2006.
(12)	Previously filed by the registrant on Form 8-K with the SEC on January 2, 2008
(13)	Previously filed by the registrant on Form 8-K with the SEC on November 1, 2007
(14)	Previously filed by the registrant on Form 10-QSB with the SEC on November 19, 2007
(15)	Previously filed by the registrant on Form 8-K with the SEC on November 29, 2007
(16)	Previously filed by the registrant on Form 8-K with the SEC on December 20, 2007
(17)	Previously filed by the registrant on Form 8-K with the SEC on January 9, 2008

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

INNOVATIVE CARD TECHNOLOGIES, INC.

CONTENTS

DECEMBER 31, 2007AND DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Card Technologies, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Innovative Card Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Card Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Innovative Card Technologies, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007.

We were not engaged to examine management’s assertion about the effectiveness of Innovative Card Technologies, Inc’s. internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s annual report on internal control over financial reporting  and, accordingly, we do not express an opinion thereon.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 31, 2008

INNOVATIVE CARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$339,600	$8,270,096
Accounts receivable	13,077	14,836
Prepaids and other current assets	54,127	42,658
Deposits on raw materials held for production	605,662	1,199,453
Raw materials held for production	1,315,960	—
Work in progress inventory	886,259	1,098,553
Total current assets	3,214,685	10,625,596
Property and equipment, net of $218,902 and $234,742 accumulated depreciation	193,185	360,920
Deposits	177,747	71,244
Intangible assets, net of $954,047 and $363,667 accumulated amortization	2,075,953	3,666,343
Total assets	$5,661,570	$14,724,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,660,044	$468,517
Accounts payable - related parties	657,254	1,322,159
Warranty reserve	27,816
Deferred revenue	898,585	340,010
Total current liabilities	5,243,699	2,130,686

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common stock $0.001 par value, 75,000,000 shares authorized, 28,433,116 and 28,372,308 shares issued and outstanding	28,433	28,372
Additional paid-in capital	28,456,621	26,298,606
Accumulated deficit	(28,067,183)	(13,733,561)
Total stockholders’ equity	417,871	12,593,417
Total liabilities and stockholders’ equity	$5,661,570	$14,724,103

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Revenues	$445,000	$35,382
Cost of Goods Sold	(276,620)	—
Gross Margin	168,380	35,382

Operating expenses

Administrative	8,389,987	4,000,117
Consulting Fees	641,884	419,978
Impairment	1,000,010
Unrecoverable payments to suppliers	1,546,428
Inventory write-offs and reserves	575,017	791,818
Professional Fees	1,157,781	917,882
Research and development	1,352,413	1,104,681

Total operating expenses	14,663,520	7,234,476

Loss from operations	(14,495,140)	(7,199,094)

Other income (expense)

Interest income	183,793	336,119
Interest expense	(21,475)	(1,239)

Total other income (expense)	162,318	334,880

Loss before provision for income taxes	(14,332,822)	(6,864,214)

Provision for income taxes	(800)	(2,400)

Net loss	$(14,333,622)	$(6,866,614)

Basic and diluted loss per share	$(0.50)	$(0.29)

Weighted-average common shares outstanding	28,420,141	23,535,792

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Preferred Stock		Common Stock		Additonal Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

Balance, December 31, 2005	—	$—	17,964,566	$17,965	$10,347,710	$(6,866,947)	$3,498,728
Exercise of warrants	—	—	400,100	400	437,225	—	437,625
Issuance of shares of Common Stock	—	—	3,785,500	3,785	11,352,715	—	11,356,500
Offering Costs	—	—	—	—	(1,027,318)	—	(1,027,318)
Issuance of shares of Common Stock in Connection with the acquisition of certain assets of nCryptone	—	—	4,500,000	4,500	3,463,905	—	3,468,405
Share-based compensation expense	—	—	—	—	472,598	—	472,598
Cashless exercise of warrants	—	—	1,722,142	1,722	(1,722)	—	—
Warrant compensation expense	—	—	—	—	1,253,493	—	1,253,493
Net loss	—	—	—	—	—	(6,866,614)	(6,866,614)
Balance, December 31, 2006	—	—	28,372,308	28,372	26,298,606	(13,733,561)	12,593,417

Exercise of warrants			32,000	32	39,968		40,000
Cashless exercise of options			28,808	29	(3,704)		(3,675)
Share-based compensation expense					2,121,751		2,121,751
Net loss						(14,333,622)	(14,333,622)

Balance, December 31, 2007		$—	28,433,116	$28,433	$28,456,621	$(28,067,183)	$417,871

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006

Cash flows from operating activities
Net loss	$(14,333,622)	$(6,866,614)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	779,466	488,390
Stock compensation expense	2,121,751	472,598
Warrant compensation expense	—	809,000
Impairment charge	1,000,010
(Increase) decrease in Accounts receivable	1,759	18,291
(Increase) decrease in Prepaid expenses and other current assets	(11,469)	(30,885)
(Increase) decrease in Deposits on raw materials held for production	593,791	(701,472)
(Increase) decrease in Raw materials held for production	(1,315,960)	172,497
(Increase) decrease in Work in Progress Inventory	212,294	(1,098,553)
(Increase) decrease in Deposit	(106,503)	(71,244)
Increase (decrease) in Accounts payable and accrued expenses	3,191,527	207,356
Increase (decrease) in warranty reserve	27,816

Increase (decrease) in Accounts payable - related parties	(664,905)	307,149
Increase (decrease) in Deferred revenue	558,575	302,867
Net cash used in operating activities	(7,945,470)	(5,990,620)
Cash flows from investing activities
Purchase of Property and Equipment	(21,351)	(218,786)
Net cash used in investing activities	21,351	(218,786)
Cash flows from financing activities

Proceeds from exercise of warrants	36,325	437,625
Proceeds from 5/30/06 Common Stock offering	—	11,356,500
Offering costs- 5/30/06 Common Stock offering	—	(582,825)
Payments on capital lease	—	(9,330)
Net cash provided by financing activities	36,325	11,201,970
Net increase (decrease) in cash and cash equivalents	(7,930,496)	4,992,564
Cash and cash equivalents, beginning of year	8,270,096	3,277,532
Cash and cash equivalents, end of period	$339,600	$8,270,096

The accompanying notes are an integral part of these financial statements

INNOVATIVE CARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow

	For the Years Ended December 31,
	2007	2006

Interest paid	$21,475	$1,239

Income tax paid	$—	$—

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2006:

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

On June 28, 2006, the Company entered into an agreement with nCryptone whereby for $1,000,010, the Company could acquire a license to nCryptone’s buzzer patent that is payable within one year of June 28, 2006.  $595,365 of the debt remains outstanding as of December 31, 2007.  The Company wrote down the value of the buzzer patent during the year ended December 31, 2007.

On July 17, 2006, warrant holders cashlessly exercised 2,150,000 warrants resulting in the issuance of 1,722,142 shares of Common Stock.

During the year ended December 31, 2007:

On January 12, 2007 employees cashlessly exercised 35,002 stock options resulting in the issuance of 28,808 shares of common stock.

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Innovative Card Technologies, Inc. (“ICTI”) include the amounts of its wholly-owned subsidiary, PSA Co. (“PSAC”) which was incorporated in the State of Delaware on August 27, 2003.

The Company has a history of recurring losses from operations and has an accumulated deficit of $28,067,183 as of December 31, 2007. As of March 15, 2008, the Company had available cash and cash equivalents totaling $425,860.   Sales of the ICT DisplayCard, the Company’s main product, are not expected to generate adequate revenue until the second half of 2008.  Until that time, the Company will require additional cash funding to purchase inventory, meet selling, general and administrative expenses and to continue research and development efforts associated with the ICT DisplayCard.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.   The Company is actively seeking additional funding to finance its continuing operations.  There can be no assurances that funds will be available to the Company when needed or, if available, that such funds would be available under favorable terms.  In the event that the Company cannot obtain additional funds in the near future, the Company may seek protection under bankruptcy laws.

COMPANY OVERVIEW

The Company develops and markets secure powered cards for payment, identification, physical and logical access applications. Our main product, the ICT DisplayCard, integrates the security of a one-time password token directly into a card the size of a standard credit or debit card. A token is a portable physical device, typically in a key-fob form factor, that generates the one-time password (also referred to as a one-time passcode). At the push of a button on the back of the ICT DisplayCard, a one-time passcode (OTP) is shown on the card’s integrated display. During a transaction, this number is entered into a user interface with other information (such as the user’s static PIN and login name). This information is relayed to a backend system for multi-factor authentication. InCard does not provide the backend authentication server, but rather will integrate the ICT DisplayCard into authentication systems provided by other companies including distributors and other resellers of the ICT DisplayCard. The ICT DisplayCard’s OTP authentication works like tokens issued by VASCO, RSA, and ActivIdentity, but in a more convenient, wallet-sized card form factor.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Innovative Card Technologies and  its wholly owned subsidiary, PSA Co.  All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.   Revenue is not recognized on product sales transacted on a test or pilot basis.  The Company recognizes certain long-term contracts using the completed-contract method in accordance to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.”

COMPREHENSIVE INCOME

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company’s financial statements since the Company did not have any changes in equity from non-owner sources.

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

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The cost incurred to acquire intangible assets, which are active and relate to products with a definitive life cycle, are amortized over the estimated useful life of three to five years. The Company assesses the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend. Based on anticipated future income and cash flows and other factors relevant in the opinion of the Company’s management, the buzzer patent was completely impaired during the year ended December 31, 2007.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

MAJOR SUPPLIERS

The Company obtains the battery, a key component for the Company’s power inlay technology, from a single source, Solicore, Inc., on a purchase order basis. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations, delay production for up to twelve months and impair the Company’s ability to manufacture and sell products.

The Company obtains the display, a key component for the Company’s ICT DisplayCard, from a single source, SmartDisplayer, pursuant to the Company’s agreement with SmartDisplayer. On November 10, 2007, the Company was required to make a deposit on a purchase order to maintain its exclusivity. The Company was unable to make the deposit and therefore does not have exclusivity with SmartDisplayer.  The Company has a purchase commitment with SmartDisplayer to purchase inventory through July 2008 worth $1,181,020. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the ICT DisplayCard, delay production of the ICT DisplayCard for up to twelve months and impair the Company’s ability to manufacture and sell the ICT DisplayCard.

The Company assembles its ICT DisplayCard using a single source, NagraID, pursuant to a written agreement. Included in this agreement is a provision that gives the Company exclusivity until June 2008 subject to meeting certain requirements. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the ICT DisplayCard, delay production of the ICT DisplayCard for up to twelve months and impair the Company’s ability to manufacture and sell the ICT DisplayCard.

MAJOR CUSTOMERS

One customer accounted for all of the Company’s revenues in 2007.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, prepaid expenses and other current assets, due from related parties, accounts payable and accrued expenses, advances payable, and deferred revenue. The book value of all financial instruments are representative of their fair values.

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

Since their effect would have been anti-dilutive, common stock equivalents of 4,614,598 warrants and 2,253,009 stock options were excluded from the calculation of diluted loss per share for the year ended December 31, 2007. Since their effect would have been anti-dilutive, common stock equivalents of 4,646,598 warrants and 2,351,000 stock options were excluded from the calculation of diluted loss per share for the year ended December 31, 2006.

INCOME TAXES

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Also, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of this review, the Company concluded that at this time there are no uncertain tax positions other than an uncertain tax position relating to the limitations imposed on tax loss carryforwards by Internal Revenue Code Section 382. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

In 2007, the Company adopted SFAS No. 48, “Accounting for Uncertainty in Income Taxes” and identified an uncertain tax position relating to the limitation imposed on tax loss carryforwards by Internal Revenue Code Section 382.

STOCK INCENTIVE PLAN

The Company accounts for its stock incentive plan under SFAS No. 123R, “Share-Based Payments”, which it adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to FASB Statement No. 123, “Share-Based Payment,” “SFAS No. 123(R)”. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted this statement for the year ended December 31, 2006.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of  this new Standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The adoption of FIN No. 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of implementing SFAS 159 on our consolidated financial statements, however the Company anticipates that SFAS 159 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007 the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This Statement establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. Management anticipates that the adoption of this standard will have no impact to the Company’s financial position, results of operations, or cash flows.

In March 2008 the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged.  Management has not yet determined what impact the adoption of this statement will have on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management anticipates that the adoption of this statement will have no impact to the Company’s financial position, results of operations, or cash flows.

NOTE 3 - DEPOSITS FOR RAW MATERIALS HELD FOR PRODUCTION

	December 31, 2007	December 31, 2006

Deposits on raw materials held for production (display & manufacturing component)	$605,662	$1,199,453
TOTAL	$605,662	$1,119,453

These deposits for raw materials are held by two vendors, are not refundable and are made pursuant to agreements as discussed in Note 2 under Major Suppliers.

NOTE 4 - RAW MATERIALS AND WORK IN PROGRESS INVENTORY HELD FOR PRODUCTION

Raw materials and work in progress inventory held for production at December 31, 2007 and 2006 consisted of the following and are stated at the lower cost or market, net of inventory reserves of $99,335 and $0, respectively:

	2007	2006

Raw materials held for production	$1,315,960	$—
Work in progress inventory	886,259	1,098,553
TOTAL	$2,202,219	$1,098,553

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Computer equipment	$96,451	$55,672
Office equipment	8,168	8,168
Furniture and fixtures	24,386	19,878
Production equipment, capital lease	—	32,598
Leasehold improvements	5,608	5,610
Production equipment	277,474	473,736
	412,087	595,662
Less accumulated depreciation and amortization	(218,902)	(234,742)
TOTAL	$193,185	$360,920

Depreciation and amortization expense was $779,466 and $488,390 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 - INTANGIBLE ASSETS

Upon review of the report received from the third party valuation firm that assisted the Company with the valuation of the intangible assets acquired from nCryptone in 2006, the Company allocated the purchase price by assigning a value of $3,030,000 to intangible assets and $1,000,010 to a patent license fee. The $1,000,010 patent license fee, which was being amortized over the remaining life of the patent (12 years through November 2018), was fully impaired during the year ended December 31, 2007.. The total purchase price allocation of the DisplayCard assets of nCryptone is summarized as follows:

Common Stock:	$3,468,405

Total Purchase Price:	$3,468,405

The Company’s allocation of the purchase price is summarized as follows:

Assets:
Intangible Assets	$3,030,000
Accounts Receivable	14,830
Equipment	25,619
Inventory	397,956
Total Assets	$3,468,405

$2,900,000 of acquired intangibles has been assigned to developed technologies and $130,000 has been assigned to a non-competition agreement, which are subject to periodic amortization over the estimated useful lives of five and three years, respectively.

Amortization expense for 2007 was $590,380. Estimated amortization expense for each of the ensuing years through December 31, 2012 is, respectively, $623,333, $601,667, $580,000, $290,000 and $0.

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

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2007	2006
Current provision:
Federal	—	—
State	$800	$2,400
Total Current Provision	$800	$2,400
Deferred provision (benefit)
Federal		—
State		—
Total deferred portion (benefit)		—
Total provision for income taxes	$800	$2,400

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2007	2006
Federal income tax at statutory rates	34%	34%
State income taxes, net of federal benefit	6%	6%
Change in valuation allowance	(43)%	(40)%
Other	3%	0%
Effective income tax rate	0%	0%

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2007	2006
Benefits from NOL carryforwards	$7,699,234	$3,472,511
Tax credit carryforward	170,422	61,788
Differences in financial statement and tax accounting for:
Stock compensation	1,457,994	549,037
Accruals	285,149	10,358
Inventory	42,555	260,140
Deferred Revenue	384,954	145,660
Depreciation and amortization	844,056	237,830
State income tax	(741,259)	(331,068)
Total Deferred tax assets (gross)	10,143,105	4,406,526
Less Valuation allowance	(10,143,105)	(4,406,526)
Total Deferred Tax assets, net	$—	$—

A valuation allowance has been established due to the uncertainty of realizing certain net operating loss (NOL) carryforwards and the other deferred tax assets. The Company had NOL carryforwards at December 31, 2007 and 2006  of approximately $18.6 million and $8.1 million respectively for federal income tax purposes and an aggregate of $18.6 million and $8.2 million respectively of state income tax purposes. The Company also has Federal research tax credit carryforward of $138,536 and $31,886 for the years ended December 31, 2007 and 2006 respectively. The Company’s Federal and State NOL carryforwards will be available to offset taxes through December 31, 2019 and 2024, respectively.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statemen No. 109” (“FIN 48”), effective january 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of this review, the Company concluded that at this time there are no uncertain tax positions other than an uncertain tax position relating to the limitations imposed on tax loss carryforwards by Internal Revenue Code Section 382. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company has not finalized its study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any NOLs, however there may be additional ownership changes in the future, and any future change at its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

On September 14, 2006, the Company entered into a sublease for 6,500 square feet of office space with Bergman & Dacey, Inc. which commenced on October 1, 2006 and expires on July 31, 2009. The Company paid a security deposit of $71,244. The lease requires monthly payments of $16,789 plus 32.5% of triple net costs charged to Bergman & Dacey, such as common area operating expenses, taxes and insurance. The rent increases 3% on October 1st of each year.  Total minimum lease payments will be $208,924 and $160,051 in calendar years  2008 and 2009, respectively.

Rent expense was $252,530 and $77,524 for the years ended December 31, 2007 and 2006, respectively.

PATENT AND TRADEMARK LICENSE AGREEMENTS

The Company has entered into various Patent and Trademark License Agreements with financial institutions granting a limited, non-exclusive right and license to make, distribute, market, sell, and use credit cards or debit cards containing a magnifying lens (the “Licensed Products”). These agreements are as follows:

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

EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with Alan Finkelstein, its former Director and former President; the initial term of three years began January 1, 1998 and has, since January 1, 2000, renewed for successive one year terms.  The agreement was terminated in December 2007.

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

COMMON STOCK

During the year ended December 31, 2006, the Company completed the following:

On May 30, 2006, the Company issued 3,785,500 shares of common stock at a price of $3.00 per share to accredited investors pursuant to a private placement for total gross proceeds of $11,356,500.  The Company paid offering costs of $582,825 and a warrant to purchase 113,565 shares of our common stock at an exercise price of $3.30 per share valued at $444,493 that expires on May 30, 2011.

On June 28, 2006 the Company exchanged 4,500,000 shares of its common stock for certain assets of nCryptone. The assets acquired were intangible assets of $3,030,000, accounts receivable of $14,830, fixed assets of $25,619, and deposits on raw materials inventory of $397,956.

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price

Outstanding,
December 31, 2005	6,833,133	$1.16
Granted	363,565	$3.51
Exercised	(2,550,100)	$1.00
Outstanding,
December 31, 2006	4,646,598	$1.43
Granted
Exercised	(32,000)	$1.25

Outstanding, December 31, 2007	4,614,598	$1.43

Exercisable, December 31, 2007	4,614,598	$1.43

No warrants were granted during the year ended December 31, 2007.  The weighted-average fair value of the warrants granted during the twelve months ended December 31, 2006 for which the exercise price equals the market price on the grant date was $3.45, and the weighted-average exercise price was $3.51. No warrants were granted during the twelve months ended December 31, 2006 for which the exercise price was less than or greater than the market price on the grant date. The weighted-average remaining contractual life of the 4,614,598 warrants with a weighted average exercise price of $1.43 as of December 31, 2007 is 33 months.

2004 STOCK INCENTIVE PLAN

The Company’s Board of Directors and stockholders approved the 2004 Stock Incentive Plan in August 2004. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights and performance shares to the Company’s employees, directors and consultants.

The Company reserved a total of 2,351,000 shares of its common stock for issuance pursuant to the 2004 Stock Incentive Plan. The board of directors, or a committee of the board, administers the 2004 Stock Incentive Plan. Stock options are generally granted with terms of up to ten years and vest over a period of five years under the 2004 Stock Incentive Plan. The administrator determines the exercise price of options granted under the 2004 Stock Incentive Plan, but the exercise price must not be less than 85% of the fair market value of the Company’s common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of the Company’s stock, the exercise price must not be less than 110% of the fair market value per share of the Company’s common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding stock or the outstanding stock of any parent or subsidiary of the Company, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

The 2004 Stock Incentive Plan was terminated concurrent with the approval of the 2007 Equity Incentive Plan in December 2007.  No further grants will be made from the 2004 Stock Incentive Plan.  The termination does not affect the rights of holders of options previously granted and outstanding under the 2004 Stock Incentive Plan.

A summary of stock option activity and weighted average exercise prices for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of period	2,351,000	$2.10	1,585,000	$1.00
Options granted	—	—	$766,000	$4.39
Options forfeited	(131,500)	$4.60	—	—
Options expired	—	—	—	—
Options exercised	(35,002)	$1.00	—	—

Outstanding at end of period	2,184,498	$1.97	2,351,000	$2.10

Exercisable at end of period	1,557,349	$1.34	835,000	$1.06

	2007		2006
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	1,516,000	$2.68	1,075,000	$1.00
Options granted	—	—	766,000	$4.39
Options forfeited	(119,049)	$4.90	—	—
Options expired	—	—	—	—
Options vested	(769,802)	$1.63	(325,000)	$1.14

Non- vested at end of period	627,149	$3.55	1,516,000	$2.68

No options were granted during the year ended December 31, 2007.  The weighted average grant-date fair value of options granted during the year ended December 31, 2006 was $4.84.

In 2007, as part of the separation agreements with three former officers and directors, the Company modified existing option grants by vesting all of the options that at the date of termination were unvested and would normally be forfeited at termination.  In addition, the Company extended the exercise period beyond 90 days (the standard exercise period for terminated officers/directors).  The modifications resulted in a charge of $727,670 in the 2007 income statement.  The amount was calculated using the stock price of the Company’s common stock on the date of modification, a risk-free interest rate of 4.55% and volatility of 118%.

The weighted average remaining contractual lives of the options outstanding and options exercisable were as follows:

	Options outstanding	Options exercisable

December 31, 2006	8.12 years	7.18 years
December 31, 2007	7.05 years	6.66years

2007 EQUITY INCENTIVE PLAN

The Company’s Board of Directors approved the 2007 Equity Incentive Plan in September 2007 and stockholders approved the 2007 Equity Incentive Plan in December 2007. The 2007 Equity Incentive Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants.

The Company reserved a total of 4,000,000 shares of its common stock for issuance pursuant to the 2007 Equity Incentive Plan. A committee of the board of directors administers the 2007 Equity Incentive Plan. Stock options are generally granted with terms of up to ten years and vest over a period of five years under the 2007 Equity Incentive Plan. The administrator determines the exercise price of options granted under the 2007 Equity Incentive Plan, but the exercise price must not be less than 85% of the fair market value of the Company’s common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of the Company’s stock, the exercise price must not be less than 110% of the fair market value per share of the Company’s common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding stock or the outstanding stock of any parent or subsidiary of the Company, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant.

Without further stockholder approval, the 2007 Equity Incentive Plan may not issue incentive stock options after September 2017.

A summary of stock option activity and weighted average exercise prices for the years ended December 31, 2007 is as follows:

2007
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of period	—	—
Options granted	68,511	$2.76
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—

Outstanding at end of period	68,511	$2.76

Exercisable at end of period	—	—

2007
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	—	—
Options granted	68,511	$2.76
Options forfeited	—	—
Options expired	—	—
Options vested	—	—

Non- vested at end of period	68,511	$2.76

The weighted average remaining contractual lives of the options outstanding at December 31, 2007 was 9.83 years.

The Company recorded $2,121,751 and $472,598 of compensation expense for employee stock options during the years ending December 31, 2007 and 2006 respectively, which is included in the administrative expense category. At December 31, 2007 and 2006, there was a total of $4,650,764 and $3,328,840, respectively, of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 and 2007 Plans. The cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of options vested during the years ended December 31, 2007 and 2006 was $1,255,092 and $371,500 respectively. The aggregate intrinsic value of total outstanding options and total exercisable options was $3,392,007 and $2,194,497, respectively, as of December 31, 2007.

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

The Black Scholes assumptions used are listed below:

	2007	2006

Risk free interest rate	4.55%	4.97%
Dividends	—	—
Volatility factor	200%	200%
Expected life	10 years	10 years
Annual forfeiture rate	0%	0%

NOTE 11 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable – related parties at December 31, 2007 is comprised of $657,254 due to nCryptone, SA, $600,000 of which is due in January 2009, and $14,521 due to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm in which former director George Hoover is a partner, for legal services related to our intellectual property.  Accounts payable - related parties at December 31, 2006 consisted of amounts due for legal, expense reimbursement, and for a licensing fee and were $1,322,159.  As of December 31, 2006, $61,173 is owed to BSTZ and $1,260,987 is owed to nCryptone, S.A., respectively.

CONSULTING AGREEMENTS

In connection with his resignation as Chief Financial Officer in October 2007, Bennet Tchaikovsky and the Company entered into three separate agreements: an Indemnification Agreement, a Consulting Agreement, and a Separation Agreement. Beginning October 29, 2007 and ending on June 29, 2008, Mr. Tchaikovsky will be paid $12,270 per month plus certain other reimbursements for assisting us with transitioning our new Chief Financial Officer. However, if Mr. Tchaikovsky obtains full-time employment during the term of the Consulting Agreement, the Consulting Agreement will automatically terminate and no further payments will be due from the Company to Mr. Tchaikovsky.  The Company entered into a Separation Agreement with Mr. Tchaikovsky whereby Mr. Tchaikovsky fully released the Company in consideration for Mr. Tchaikovsky becoming vested in his remaining 60,000 unvested options and waiving the termination period for all of his options.

The Company was a party to a Consulting Agreement with Forest Finkelstein, the son of Alan Finklestein during the years ended December 31, 2007, 2006 and 2005.  The agreement was cancelled in December 2007.  The Company paid Mr. Finklestein $85,000 and $85,000 , respectively, during the years ended December 31, 2007 and 2006.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm in which George Hoover, a former director of the Company, is a partner. During the years ended December 31, 2007 and 2006, the Company paid  $95,654 and $175,822 respectively, to this entity for legal services rendered.

NOTE 13 - SUBSEQUENT EVENTS

On January 8, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 13 institutional and accredited investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Purchasers purchased $3.5 million of the Company’s 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture: (i) bears interest at 8% per year, paid quarterly in cash or registered common stock, at the Company’s discretion; (ii) has a maturity of January 8, 2011, (iii) is convertible at the holder’s option into shares of common stock at $2.50 per share, (iv) is secured by all of the Company’s and its subsidiary’s assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement, and (v) has a forced conversion feature which allows the Company to force the conversion of the Debenture if the Company’s common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. The Company also issued to the Purchasers five-year common stock purchase warrants to purchase 700,000 shares of common stock at an exercise price of $2.75 per share (the “Warrants”). The Company expects to use the net proceeds of the financing for working capital requirements and to pay down certain obligations. The Debenture also contains customary events of default provisions. As part of the transaction, the Company agreed to: (i) cut our monthly burn rate to $600,000 (ii) be compliant with NASDAQ listing requirements; and (iii) obtain shareholder approval prior to effectuating a reverse stock split.

Both the conversion price under the Debenture and the exercise price under the Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants.

The Company agreed to grant registration rights to the investors, by filing a registration statement covering the shares of common stock issuable upon the conversion of the Debenture, exercise of the Warrants, and issuable as interest payments, within 30 days of the closing, and obtaining effectiveness of the registration statement within 90 days after the closing. An amendment to the registration rights agreement gives the Company until June 7, 2008 to file the initial registration statement.

On March 27, 2008, the Company entered into employment agreements with Steven R. Delcarson, its chief executive officer and president, and Charles M. Caporale, its chief financial officer.  The material terms of Mr. Delcarson’s agreement are as follows:  The term is for one year but may be extended for additional one year terms.   Mr. Delcarson’s annual base compensation of $300,000 per year was increased to $335,000 per year.  He is eligible for a bonus up to the amount of his base compensation upon the attainment of certain milestones.  Mr. Delcarson was granted 1,000,000 options priced at the closing price on the date of grant which shall vest pursuant to a schedule associated with the achievement of certain milestones. In the event of a termination by the Company without cause or a change in control of the Company, all options issued would vest upon the occurrence of such event.  The terms of Mr. Caporale’s agreement are essentially the same as those for Mr. Delcarson except that Mr. Caporale’s annual salary of $180,000 was increased to $200,000 and the number of options granted was 200,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE CARD TECHNOLOGIES, INC.

By:	/s/ Charles M. Caporale
Charles M. Caporale Chief Financial Officer

Dated: March 31, 2008

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven R. Delcarson and Charles M. Caporale and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Donald Joyce	Chairman of the Board	March 31, 2008
Donald Joyce

/s/ Steven R. Delcarson	Chief Executive Officer, President (Principal Executive Officer)	March 31, 2008
Steven R. Delcarson

/s/ Charles M. Caporale	Chief Financial Officer (Principal Accounting Officer)	March 31, 2008
Charles M. Caporale

/s/ Richard Nathan	Director	March 31, 2008
Richard Nathan

/s/ Scott Ogilvie	Director	March 31, 2008
Scott Ogilvie

/s/ W. Robert Ramsdell	Director	March 31, 2008
W. Robert Ramsdell

/s/ Harry L. Tredennick	Director	March 31, 2008
Harry L. Tredennick

EXHIBIT INDEX

2.1(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2(2)	Amended and Restated Bylaws of the registrant, as currently in effect

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of incorporation

10.1(2)	2004 Stock Incentive Plan

10.2(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd.,#2160, Los Angeles, California 90025, dated January 5, 2003

10.3(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7(2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8(2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(2)	Promissory note (loan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13	(2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14	(2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15	(2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16	(2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17	(2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18	(2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19	(2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20	(2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21	(2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22	(2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23	(2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24	(2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25	(2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26	(2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27	(2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28	(2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29	(5)	Form of Lock-Up agreement by and between registrant’s directors and executive officers pursuant to the private placement dated October 19, 2005

10.30	(4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31	(4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32	(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33	(6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34	(9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35	(9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36	(9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37	(10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38	(10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39	(10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40	(10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41	(11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42	(8)	Indemnification Agreement

10.43	(7)	Code of Ethics

10.44	(13)	Separation and Release Agreement dated October 29, 2007 between Bennet P. Tchaikovsky and Registrant

10.45	(13)	Consulting Services Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.46	(13)	Indemnity Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.47	(14)	2007 Equity Incentive Plan

10.48	(15)	Form of Indemnity Agreement

10.49	(16)	Alan Finkelstein Severance and Resignation Letter

10.50	(17)	Form of Securities Purchase Agreement, dated as of January 8, 2008

10.51	(17)	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008

10.52	(17)	Form of Common Stock Purchase Warrant issued January 8, 2008

10.53	(17)	Form of Registration Rights Agreement, dated as of January 8, 2008

10.54	(17)	Form of Security Agreement, dated as of January 8, 2008

10.55	(17)	Form of Subsidiary Guarantee, dated as of January 8, 2008

10.56	(17)	Form of Voting Agreement, dated as of January 8, 2008

10.57	(17)	Form of Lock-Up Agreement, dated as of January 8, 2008

21.1	(2)	List of subsidiaries

23.2	(1)	Consent of Independent Registered Public Accounting Firm for Registration Statements (No. 333-137033 and No. 333-149844) on Form S-8.

31.1	(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	(1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	(1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.
(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.
(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.
(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.
(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.
(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.
(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.
(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.
(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.

(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the S EC on July 12, 2006.
(11)	Previously filed by the registrant on Form 10QSB with the S EC on November 13, 2006.
(12)	Previously filed by the registrant on Form 8-K with the SEC on January 2, 2008
(13)	Previously filed by the registrant on Form 8-K with the SEC on November 1, 2007
(14)	Previously filed by the registrant on Form 10-QSB with the SEC on November 19, 2007
(15)	Previously filed by the registrant on Form 8-K with the SEC on November 29, 2007
(16)	Previously filed by the registrant on Form 8-K with the SEC on December 20, 2007
(17)	Previously filed by the registrant on Form 8-K with the SEC on January 9, 2008