Form 10-Q
period 2008-03-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2008-05-12
CIK 1300578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 000-51260

INNOVATIVE CARD TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	90-0249676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10880 Wilshire Blvd, Suite 950
Los Angeles, CA	90024
(Address of principal executive offices)	(Zip code)

(310) 312-0700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes       ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐   No ☒

As of May 7, 2008 28,535,256 shares of the Registrant’s common stock were outstanding.

INNOVATIVE CARD TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$300,902	$339,600
Accounts receivable	237,016	13,077
Prepaids and other current assets	53,575	54,127
Deposits on raw materials held for production	575,408	605,662
Raw materials held for production	1,193,501	1,315,960
Work in progress inventory	1,368,613	886,259
Total current assets	3,729,015	3,214,685

Property and equipment, net	171,109	193,185
Deferred debt issuance cost	282,258	—
Deposits	128,366	177,747
Intangible assets, net	1,918,388	2,075,953
Total assets	$6,229,136	$5,661,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,041,481	$3,660,044
Accounts payable - related parties	595,365	657,254
Warranty reserve	41,484	27,816
Deferred revenue	967,653	898,585
Total current liabilities	3,645,983	5,243,699

8% convertible debenture, net of $2,918,857 discount	581,143	—
Warrant liability	1,338,798	—
Total liabilities	5,565,924	5,243,699

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock $0.001 par value, 5,000,000 shares authorized, 0 (unaudited) and 0 shares issued and outstanding	—	—
Common stock $0.001 par value, 75,000,000 shares authorized, 28,433,116 (unaudited) and 28,433,116 issued and outstanding	28,433	28,433
Additional paid-in capital	30,664,403	28,456,621
Accumulated deficit	(30,029,624)	(28,067,183)
Total stockholders’ equity	663,212	417,871
Total liabilities and stockholders’ equity	$6,229,136	$5,661,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)

Revenues	$217,216	$1,420
Cost of Goods Sold	(136,674)	0
Gross Margin	80,542	1,420

Operating expenses:
Administrative	1,403,598	1,531,575
Consulting fees	120,098	115,892
Inventory write-offs	59,993	0
Professional fees	248,031	343,023
Research and development	179,816	296,329
Total operating expenses	2,011,536	2,286,819
Loss from operations	(1,930,994)	(2,285,399)

Other income (expense):
Change in fair value of warrant liability	125,661	0
Interest income	9,073	79,540
Interest expense	(165,381)	(148)
Total other income (expense)	(30,647)	79,392

Loss before provision for income taxes	(1,961,641)	(2,206,007)
Provision for income taxes	(800)	(800)
Net loss	$(1,962,441)	$(2,206,807)

Basic and diluted loss per share	$(0.07)	$(0.08)
Weighted-average common shares outstanding	28,433,116	28,410,689

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATIVE CARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(1,962,441)	$(2,206,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,642	220,643
Change in fair value of warrant liability	(125,661)	—
Amortization of debt discount	80,062	—
Amortization of deferred debt issuance cost	7,742	—
Share-based compensation expense	673,321	289,755
(Increase) decrease in Accounts receivable	(223,939)	(9,545)
(Increase) decrease in Prepaid expenses and other current assets	552	(4,999)
(Increase) decrease in Deposits on raw materials held for production	30,254	48,241
(Increase) decrease in Raw materials held for production	122,459	(194,225)
(Increase) decrease in Work in progress inventory	(482,354)	—
(Increase) decrease in Deposits	49,381	(102,881)
Increase (decrease) in Accounts payable and accrued expenses	(1,618,563)	360,872
Increase (decrease) in Accounts payable - related parties	(61,889)	(138,047)
Increase (decrease) in Warranty reserve	13,667	—
Increase (decrease) in Deferred revenue	69,068	352,825
Net cash used in operating activities	(3,248,698)	(1,384,168)

Cash flows from investing activities:	—

Purchase of Property and Equipment	—	(19,979)
Net cash used in investing activities	—	(19,979)

Cash flows from financing activities:

Gross proceeds from issuance of 8% convertible debenture	3,500,000	—
Payments on debt issuance cost	(290,000)	—
Proceeds from exercise of warrants	—	24,375
Payments on capital lease	—	(2,449)
Net cash provided by financing activities	3,210,000	21,926

Net decrease in cash and cash equivalents	(38,698)	(1,382,221)
Cash and cash equivalents, beginning of year	339,600	8,270,096
Cash and cash equivalents, end of period	$300,902	$6,887,875

Supplemental disclosures of cash flow information:
Interest paid	$—	$148
Income tax paid	$800	$800

Supplemental disclosure of non-cash financing activities:
Debt discount attributable to beneficial conversion feature	$1,534,460	$—
Debt discount attributable to warrants	$1,464,459	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Innovative Card Technologies, Inc. (“ICT”) include the amounts of its wholly-owned subsidiary, PSA Co. (“PSAC”) which was incorporated in the State of Delaware on August 27, 2003.

The Company has a history of recurring losses from operations and has an accumulated deficit of $30,029,624 as of March 31, 2008.  Sales of the ICT DisplayCard, the Company’s main product, are not expected to generate adequate revenue until the second half of 2008.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.   There can be no assurances that funds will be available to the Company when needed or, if available, that such funds would be available under favorable terms.  In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional funds in the near future, the Company may seek protection under bankruptcy laws.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed consolidated unaudited financial statements of Innovative Technologies, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 1, 2008. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of March 31, 2008, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated unaudited financial statements include the accounts of Innovative Card Technologies and  its wholly owned subsidiary, PSA Co.  All significant inter-company accounts and transactions are eliminated in consolidation.

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

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The cost incurred to acquire intangible assets, which are active and relate to products with a definitive life cycle, are amortized over the estimated useful life of three to five years. The Company assesses the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend. Based on anticipated future income and cash flows and other factors relevant in the opinion of the Company’s management, the buzzer patent was completely impaired during the year ended December 31, 2007.  No impairment was recognized during the three months ended March 31, 2008.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

MAJOR SUPPLIERS

The Company obtains the battery, a key component for the Company’s power inlay technology, from a single source, Solicore, Inc., on a purchase order basis. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations, delay production for up to one year and impair the Company’s ability to manufacture and sell products.

The Company obtains the display, a key component for the Company’s ICT DisplayCard, from a single source, SmartDisplayer, pursuant to the Company’s agreement with SmartDisplayer. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the ICT DisplayCard, delay production of the ICT DisplayCard for up to one year and impair the Company’s ability to manufacture and sell the ICT DisplayCard.

The Company assembles its ICT DisplayCard using a single source, NagraID, pursuant to a written agreement. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the ICT DisplayCard, delay production of the ICT DisplayCard for up to one year and impair the Company’s ability to manufacture and sell the ICT DisplayCard.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses including accounts payable to related parties, advances payable, and deferred revenue. The book value of all financial instruments are representative of their fair values.

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

Since their effect would have been anti-dilutive, common stock equivalents of 5,314,598 warrants and 3,549,675 stock options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2008. Since their effect would have been anti-dilutive, common stock equivalents of 4,627,098 warrants and 2,315,998 stock options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2007.

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

In 2007, the Company adopted SFAS No. 48, “Accounting for Uncertainty in Income Taxes” and identified an uncertain tax position relating to the limitation imposed on tax loss carryforwards by Internal Revenue Code 382.

STOCK INCENTIVE PLAN

The Company accounts for its stock incentive plan under SFAS No. 123R, “Share-Based Payments”, which it adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to FASB Statement No. 123, “Share-Based Payment,” “SFAS No. 123(R)”. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges it equity instructions for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted this statement for the year ended December 31, 2006.

ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company reversed an estimate made at December 31, 2007 for an anticipated stock award to a consultant.  The award will not be made.  The reversal reduced accounts payable and administrative expenses.

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

WARRANTS AND BENEFICIAL CONVERSION

FEATURE ON 8% CONVERTIBLE DEBENTURE

The Company accounts for warrants as liability instruments in accordance with paragraph 8 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  The beneficial conversion feature associated with the senior secured convertible debenture is measured at its intrinsic value after allocation between the warrant and the debenture and before transaction costs in accordance with EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments.  Debt proceeds are first allocated to the warrant (as it is a mark-to-market, fair-value liability instrument) and the remaining proceeds are allocated to the debt.  The debenture will be accreted to liquidation value over the debenture’s term of three years, using the effective interest rate method.

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

NOTE 3 - DEPOSITS FOR RAW MATERIALS HELD FOR PRODUCTION

	March 31, 2008	December 31, 2007
	(unaudited)

Deposits on raw materials held for production (display and manufacturing component)	$575,408	$605,662
TOTAL	$575,408	$605,662

These deposits for raw materials are held by two vendors, are not refundable and are made pursuant to agreements as discussed in Note 2 under Major Suppliers.

NOTE 4 - RAW MATERIALS AND WORK IN PROGRESS INVENTORY HELD FOR PRODUCTION

Raw materials and work in progress inventory held for production at March 31, 2008 and December 31, 2007 consisted of the following and are stated at the lower cost or market, net of inventory reserves of $99,335 and $99,335, respectively:

	March 31, 2008	December 31, 2007
	(unaudited)
Raw materials held for production	$1,193,501	$1,315,960
Work in progress inventory	$1,368,613	$886,259
TOTAL	$2,562,114	$2,202,219

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Computer equipment	$96,451	$96,451
Office equipment	8,168	8,168
Furniture and fixtures	24,386	24,386
Leasehold improvements	5,608	5,608
Production equipment	277,474	277,474
	412,087	412,087
Less accumulated depreciation and amortization	(240,978)	(218,902)

TOTAL	$171,109	$193,185

Depreciation and amortization expense was $22,076 (unaudited) and $44,675 (unaudited), for the three months ended March 31, 2008 and 2007, respectively.

NOTE 6 - PROVISION FOR INCOME TAXES

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

The provision for income taxes consisted of the following:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Current Provision:
Federal	—	—
State	$800	$800
Total Current Provision	$800	$800
Deferred provision (benefit)
Federal		—
State		—
Total deferred portion (benefit)		—
Total provision for income taxes	$800	$800

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Federal income tax at statutory rates	34%	34%
State income taxes, net of federal benefit	6%	6%
Change in valuation allowance	(40)%	(41)%
Tax credits	0%	0%
Other	0%	1%
Effective income tax rate	0%	0%

Utilization of the NOLs are limited by the provisions of the Internal Revenue Code Section 382.  NOLs earned prior to an “ownership change”, as defined by Section 382, are subject to limitation.  As a result of this limitation, the Company reduced its deferred tax assets by $952,937 for the three months ended March 31, 2008.  No such adjustment was recorded in the three months ended March 31, 2007.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48.  As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

For the three months ended March 31, 2008, the cumulative unrecognized tax benefit was $79,352, which was netted against deferred tax assets with a full valuation allowance, and if recognized there will be no effect on the Company’s effective tax rate.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

In March 2008, the Company entered into an employment agreement with Steven Delcarson, its Chief Executive Officer.  The initial term is for one year and is renewable.

In March 2008, the Company entered into an employment agreement with Charles Caporale, its Chief Financial Officer.  The initial term is for one year and is renewable.

LITIGATION

To date, the Company has never been a party to and has never been involved with any litigation. However, in the future, the Company, like any other business or individual, may become subject to litigation, some of which the Company can control and other litigation that the Company cannot control. If the Company were to become involved in any litigation, management would have to assess whether or not such litigation would likely have a material adverse effect on the Company’s consolidated financial condition or results of operations.

NOTE 8 - STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

COMMON STOCK

The Company has 75,000,000 authorized shares of $0.001 par value common stock.  During the three months ended March 31, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 13 institutional and accredited investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Purchasers purchased $3.5 million of the Company’s 8. Senior Secured Convertible Debenture (“Debenture”). The Debenture is convertible at the holder’s option into shares of common stock at $2.50 per share.  The Purchase Agreement has a forced conversion feature which allows the Company to force the conversion of the Debenture if the Company’s common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. The Company also issued to the Purchasers five-year common stock purchase warrants to purchase 700,000 shares of common stock at an exercise price of $2.75 per share (the “Warrants”).

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price

December 31, 2007	4,614,598	$1.43
Issued during 2008 (unaudited)	700,000	$2.75
Exercised during 2008 (unaudited)	—	—
Outstanding, March 31, 2008 (unaudited)	5,314,598	$1.60

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

The following summarizes stock option transactions for the period shown:

	Three Months Ended March 31, 2008
	(unaudited)
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at beginning of period	2,184,498	$1.97
Options granted	—	$—
Options forfeited	(90,000)	$2.73
Options expired	—	$—
Options exercised		$—

Outstanding at end of period	2,094,498	$1.94

Exercisable at end of period	1,609,498	$1.40

	Three Months Ended March 31, 2008
	(unaudited)
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	585,000	$3.72
Options granted		$
Options forfeited	(40,000)	$3.93
Options expired	—	$—
Options vested	(60,000)	$3.60

Non- vested at end of period	485,000	$3.72

The weighted average grant-date fair value of options granted during the three month periods ended March 31, 2008 and 2007 was $0 (unaudited) and $0 respectively, as no options were granted.

The weighted average remaining contractual lives of the options outstanding and options exercisable at March 31, 2008, were as follows:

	Options outstanding	Options exercisable

March 31, 2008 (unaudited)	6.59 years	6.41 years

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

Without further stockholder approval, the 2007 Equity Incentive Plan may not issue incentive stock options after September 2017.  A summary of stock option activity and weighted average exercise prices for the three months ended March 31, 2008 is as follows:

	2008
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of period	68,511	$2.76
Options granted	1,386,666	$2.23
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—

Outstanding at end of period	1,455,177	$2.26

Exercisable at end of period	—	—

	2008
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	68,511	$2.76
Options granted	1,386,666	$2.23
Options forfeited	—	—
Options expired	—	—
Options vested	—	—

Non- vested at end of period	1,455,177	$2.26

The weighted average remaining contractual lives of the options outstanding at March 31, 2008 was 9.96 years.

The Company recorded $673,321 (unaudited) and $289,755 (unaudited) of compensation expense for employee stock options during the three month periods ending March 31, 2008 and March 31, 2007, respectively which is included in the administrative expense category. At March 31, 2008, there was a total of $4,154,538 of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 and 2007 Plans. The cost is expected to be recognized over a weighted average period of 1.55 years. The total fair value of shares vested during the three month period ended March 31, 2008 was approximately $216,000 (unaudited). The aggregate intrinsic value of total outstanding options and total exercisable options was $2,294,830 (unaudited) and $1,952,947(unaudited), respectively as of March 31, 2008.

Since January 1, 2006, the Company is recognizing the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to the adoptions of SFAS No. 123(R), the Company applied APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price, and accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

The Black Scholes assumptions used are listed below:

	2008	2007

Risk free interest rate	3.45% to 3.91%	4.97%
Dividends	—	—
Volatility factor	128% to 132%	200%
Expected life	10 years	10 years
Annual forfeiture rate	0%	0%

NOTE 9 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable – related parties at March 31, 2008 is comprised of $595,365 due to nCryptone, SA and payable in January 2009. Accounts payable - related parties at December 31, 2007 is comprised of $642,733 due to nCryptone, SA, $600,000 of which is due in January 2009 and $14,521 due to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm in which former director George Hoover is a partner, for legal services related to our intellectual property.   BSTZ is not a related party at March 31, 2008.

CONSULTING AGREEMENTS

In connection with his resignation as Chief Financial Officer in October 2007, Bennet Tchaikovsky and the Company entered into three separate agreements: an Indemnification Agreement, a Consulting Agreement, and a Separation Agreement. Beginning October 29, 2007 and ending on June 29, 2008, Mr. Tchaikovsky will be paid $12,270 per month plus certain other reimbursements for assisting us with transitioning our new Chief Financial Officer. However, if Mr. Tchaikovsky obtains full-time employment during the term of the Consulting Agreement, the Consulting Agreement will automatically terminate and no further payments will be due from the Company to Mr. Tchaikovsky.  The Company entered into a Separation Agreement with Mr. Tchaikovsky whereby Mr. Tchaikovsky fully released the Company in consideration for Mr. Tchaikovsky becoming vested in his remaining 60,000 unvested options and extending the termination period for all of his options.

The Company was a party to a Consulting Agreement with Forest Finkelstein, the son of Alan Finklestein during the years ended December 31, 2007, 2006 and 2005.  The agreement was cancelled in December 2007.  The Company paid Mr. Finklestein $0 and $21,250, respectively, during the three months ended March 31, 2008 and 2007. Forest Finkelstein is not a related party at March 31, 2008.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a former director of the Company, is a partner in. During the three months ended March 31, 2007, the Company paid $62,074 (unaudited), respectively, to this entity for legal services rendered.  Blakely, Sokoloff, Taylor & Zaffman is not a related party at March 31, 2008.

NOTE 10 - CONVERTIBLE DEBENTURE

On January 8, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 13 institutional and accredited investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Purchasers purchased $3.5 million of the Company’s 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture: (i) bears interest at 8% per year, paid quarterly in cash or registered common stock, at the Company’s discretion; (ii) has a maturity of January 8, 2011, (iii) is convertible at the holder’s option into shares of common stock at $2.50 per share, (iv) is secured by all of the Company’s and its subsidiary’s assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement, and (v) has a forced conversion feature which allows the Company to force the conversion of the Debenture if the Company’s common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. The Company also issued to the Purchasers five-year common stock purchase warrants to purchase 700,000 shares of common stock at an exercise price of $2.75 per share (the “Warrants”). The Company expects to use the net proceeds of the financing for working capital requirements and to pay down certain obligations. The Debenture also contains customary events of default provisions. As part of the transaction, the Company agreed to: (i) cut its monthly burn rate to $600,000 (ii) be compliant with NASDAQ listing requirements; and (iii) obtain shareholder approval prior to effectuating a reverse stock split.

Both the conversion price under the Debenture and the exercise price under the Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants.

Upon review of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, paragraphs 12-32, the Company concluded that all applicable requirements for equity treatment on the beneficial conversion feature were met. The intrinsic value of the beneficial conversion feature amounting to $1,534,460 was calculated in accordance with EITF 00-27 and recorded as additional paid-in capital and a corresponding reduction of the carrying value of the Debenture,.

The Company is accounting for the Warrants, issued in connection with the Debenture, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19. The warrant liability was valued at $1,464,459 at warrant issuance date. In accordance with EITF 00-19, the value of Warrants has been recorded as liability subject to marked-to-market revaluation at each period end. At March 31, 2008, the warrant liability was valued at $1,338,798. The Company recorded a gain on the change in fair value of warrant liability of $125,661. The Company uses the Black Scholes model to value the liability. The assumptions used at January 8, 2008 and March 31, 2008 included expected volatility of 118% and 118% and a risk free interest rate of 3.16% and 2.46%, respectively.

The discount attributable to the issuance date intrinsic value of the beneficial conversion feature and fair value of Warrants totaling $2,998,919 is being amortized using the effective interest method over the term of the Debenture. During the three months ended March 31, 2008, $80,062 of this discount was amortized to expense.

In connection with this Debenture, the Company incurred financing cost of $290,000. This financing cost was capitalized and amortized over the life of the Debenture using the effective interest method. During the three months ended March 31, 2008, $7,742 of the capitalized financing cost was amortized to expense.

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

NOTE 11 – SUBSEQUENT EVENT

On April 15, 2008, the Company entered into a Securities Purchase Agreement with EMC Corporation (“EMC”). Pursuant to the terms of the agreement, EMC purchased $5 million of the Company’s 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture: (i) bears interest at 8% per year, paid quarterly in cash or, subject to certain conditions, registered shares of the Company’s common stock; (ii) has a maturity of April 15, 2011, (iii) is convertible at EMC’s option into shares of the Company’s common stock at $2.48 per share, (iv) is secured by all of the Company’s assets, including inventory, receivables, unencumbered equipment and intellectual property, and (v) has a forced conversion feature which allows the Company to force the conversion of the Debenture if the Company’s common stock trades above $5.00 for 20 consecutive trading days. Such a forced conversion may be limited by contractual restrictions on the amount of the Company’s common stock which EMC may own and certain other conditions. The Company also agreed to issue EMC five-year Common Stock Purchase Warrants to purchase 1,008,064 shares of the Company’s common stock at an exercise price of $2.728 per share. The Company expects to use the net proceeds of the financing for working capital requirements and to pay down certain obligations. The Debenture also contains customary events of default provisions. As part of the transaction, the Company agreed to: (i) maintain monthly burn rate at $600,000 or below, (ii) be compliant with NASDAQ listing requirements; and (iii) obtain shareholder approval prior to effectuating a reverse stock split and for the issuance of additional shares of the Company’s common stock. Both the conversion price of the Debenture and the exercise price of the Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants.  The Company agreed to grant registration rights to EMC, by filing a registration statement covering the shares of common stock issuable upon the conversion of the Senior Secured Convertible Debenture, exercise of the Common Stock Purchase Warrant, and issuable by the Company as interest payments by June 7, 2008, and to obtain effectiveness of that registration statement by August 7, 2008. The Company’s officers, directors, and 10% shareholders also executed agreements prohibiting the sales of the Company’s common stock by them until October 31, 2008. In connection with the transaction, the Company also secured voting agreements from its officers, directors and 10% shareholders approving the transaction in the event that the Company are required to seek such approval pursuant to the rules of the NASDAQ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission, particularly our Form 10-KSB for the year ended December 31, 2007.

OVERVIEW

Since 2002, we have continued to develop our power inlay technology that is designed to bring power-based applications to the enterprise market and on-line banking market. Our present focus is the ICT DisplayCard power inlay technology which consists of a battery, circuit, and switch that can power applications on credit card sized cards and other information-bearing plastic cards. We have devoted a majority of our efforts to completing the development of our power inlay technology, initiating marketing and raising the financing required to do so and fund our expenses. We have generated limited revenues. Prior to the fourth quarter of 2007 these revenues derived primarily from licensing agreements of our LensCard product, most of which have terminated. At this time, we have no plans to renew the LensCard licensing agreements or to further market or sell the LensCard, unless requested by a customer.

Since inception, we have been unprofitable. We incurred net losses of $1,962,441 and $2,206,807 for the three months ending March 31, 2008 and 2007, respectively. As of March 31, 2008, we had an accumulated deficit of $30,029,624. Our continued existence is dependent upon our ability to generate sales of the ICT DisplayCard or, if we are unable to do so in sufficient quantity to cover our expenses, to obtain additional financing. We further anticipate that after such introduction of the ICT DisplayCard in 2008, we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months for retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology will continue to be significant. To date, our operations have been funded primarily through equity and debt financings totaling $30,303,691.

We believe that our current cash, combined with anticipated revenue collections, will be sufficient to fund our operations for the next 12 months.    We anticipate that we will not be able to generate sales of the ICT DisplayCard in substantial quantities until the second half of 2008 to support our cash needs since the sales cycle for that product is longer than originally anticipated.

We are providing information about our backlog for the first time as part of our discussion and analysis of financial condition and results of operations. Our backlog, which consists of orders received but not yet shopped, totals $1.2 million at March 31, 2008.

We raised $3,500,000 of operating capital in January 2008 (see Equity and Debt Financings and Accounts Payable in this Item 2) and $5,000,000 in April 2008 (see Note 11 Subsequent Event) but may be unable to raise additional operating capital on terms satisfactory to us, if at all. There can be no assurances that we will be able to raise operating capital on satisfactory terms, or that sufficient revenues will be generated from the sales of our product in order to sustain our operations. Should our cash and liquidity position become severe, we would need to limit our operations which would harm the value of your investment in the Company.

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

Revenue recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”). Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We recognize certain long-term contracts using the completed-contract method in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.”

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007

OVERVIEW

Our financial results for the three months ended March 31, 2008 reflect a net loss of $1,962,441, or $0.07 per share (basic and diluted), compared to a net loss of $2,206,807, or $0.08 per share (basic and diluted), for the three months ended March 31, 2007.

The major factors contributing to our decreased net loss of $1,962,441 during the first quarter of 2008 were a reduction in operating expenses combined with an increased margin from the sale of the ICT DisplayCard.

Revenue.  In the 2008 period, revenue is from the sale of the ICT DisplayCard.  In the 2007 period, revenue consists of royalties from the LensCard.   We believe that future revenue will be primarily from the sales of the ICT DisplayCard; revenue from LensCard royalties is expected to be negligible.

Total revenue increased from $1,420 for the three months ended March 31, 2007 to $217,216 for the three months ended March 31, 2008.  The increase is attributable to sales of the ICT DisplayCard in the current period.  For the three months ended March 31, 2007, revenue was from LensCard royalties.

Cost of goods sold - Cost of goods sold increased to $136,674 for the three months ended March 31, 2008 from $0 for the same period in the prior year. No cost of goods sold is associated with LensCard royalties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation and amortization expense.

Administrative expense decreased to $1,403,598 for the three months ended March 31, 2008 from $1,531,575 for the three months ended March 31,  2007. Administrative expense decreased as a result of the reversal of an accrual established at December 31, 2007 for an anticipated stock award offset by an increase in share-based compensation expense and salary expense.   We anticipate that administrative expenses will increase in 2008 as we incur increased costs associated with establishing our operations.

Consulting expense. Consulting expense consists of payments made to independent contractors that provided services to us.

Consulting expense increased to $120,098 for the three months ended March 31, 2008 from $115,892 in the 2007 period.  We anticipate that our consulting expense will likely continue to increase slightly as we utilize consultants in situations where the workload doesn’t support a full time hire.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense decreased to $248,031 for the three months ended March 31, 2008 from $343,023 for the three months ended March 31, 2007.  The decrease is primarily attributable to a reduction in audit and audit related charges and a reduction in legal fees associated with a proposed acquisition of one of our major suppliers in 2007.    We anticipate that professional fees may increase as a result of needing to assess our internal controls relating to Sarbanes-Oxley in 2008 and the related legal costs associated with being a public company.

Research and Development. Research and development expense consists primarily of costs relating to further development of the ICT DisplayCard.

Research and development costs decreased to $179,816 for the three months ended March 31, 2008 from $296,329 for the three months ended March 31, 2007 primarily due to a one-time charge in the 2007 period for relocation expenses for nCryptone consultants.   We expect our research and development expenses to increase as we continue to invest in quality control measures designed to improve our ability to deliver defect-free products.

Interest income. Interest income decreased to $9,073 for the three months ended March 31, 2008 from $79,540 for the three months ended March 31, 2007 due to the reduced cash on hand in the first quarter of 2008.

Interest expense. Interest expense increased to $165,381 for the three months ended March 31, 2008 from $148 for the three months ended March 31, 2007.  The 2008 period interest relates to our $3.5 million 8% senior secured convertible debenture issued in January 2008.  We had no debt during the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash and cash equivalent balances, which were $300,902 at March 31, 2007 and $6,887,875 as of March 31, 2007. Since our inception, we have incurred significant losses, and as of March 31, 2008 and 2007 we had an accumulated deficit of $30,029,624 and $15,940,368, respectively.

Net cash used in operating activities was $3,248,698 for the three months ended March 31, 2008 as compared with $1,384,168 for the three months ended March 31, 2007. This increase in cash used was primarily due to a significant pay down of accounts payable in the 2008 period combined with increased levels of inventory.

Net cash used in investing activities was $0 for the three months ended March 31, 2008 as compared with $19,979 for the three months ended March 31, 2007.  No production equipment was purchased in the 2008 period.

Net cash provided by financing activities was $3,210,000 for the three months ended March 31, 2008 as compared to $21,926 for the three months ended March 31, 2007. The increase is the result of our issuance of $3.5 million of 8% senior secured convertible debentures in January 2008.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded primarily through equity and debt financings totaling $30,303,691. We believe that we have enough funding to meet our cash needs and continue our operations for the next 12 months if we are able to successfully sell the ICT DisplayCard in substantial quantities.   Our significant equity and debt financings from January 1, 2006 through May 6, 2008 are described below.

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

On June 28, 2006, we purchased rights relating to the ICT DisplayCard from nCryptone for 4,500,000 shares of our common stock and acquired a license to use a patent for $1,000,010 that was due by June 27, 2007. We have paid $400,000 towards the cost of the patent through March 31, 2008. The remainder is due in January 2009.

On January 8, 2008, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 13 institutional and accredited investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Purchasers purchased $3.5 million of our 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture: (i) bears interest at 8% per year, paid quarterly in cash or registered common stock, at our discretion; (ii) has a maturity of January 8, 2011, (iii) is convertible at the holder’s option into shares of our common stock at $2.50 per share, (iv) is secured by all of our and our subsidiary’s assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement, and (v) has a forced conversion feature which allows us to force the conversion of the Debenture if our common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. We also issued to the Purchasers five-year common stock purchase warrants to purchase 700,000 shares of our common stock at an exercise price of $2.75 per share (the “Warrants”). We used the net proceeds of the financing for our working capital requirements and to pay down certain obligations.

On April 15, 2008, we entered into a Securities Purchase Agreement with EMC Corporation (“EMC”). Pursuant to the terms of the agreement, EMC purchased $5 million of our 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture: (i) bears interest at 8% per year, paid quarterly in cash or, subject to certain conditions, registered shares of our common stock; (ii) has a maturity of April 15, 2011, (iii) is convertible at EMC’s option into shares of our common stock at $2.48 per share, (iv) is secured by all of our and our subsidiary’s assets, including inventory, receivables, unencumbered equipment and intellectual property, and (v) has a forced conversion feature which allows us to force the conversion of the Debenture if our common stock trades above $5.00 for 20 consecutive trading days. Such a forced conversion may be limited by contractual restrictions on the amount of our common stock which EMC may own and certain other conditions. We also agreed to issue EMC five-year Common Stock Purchase Warrants to purchase 1,008,064 shares of our common stock at an exercise price of $2.728 per share. We expect to use the net proceeds of the financing for our working capital requirements and to pay down certain obligations.

FUTURE NEEDS

We believe that our current cash of $3,538,941 as of May 5, 2008, combined with anticipated revenue collections, will provide us with sufficient resources for the next twelve months if we are able to successfully sell the ICT DisplayCard in substantial quantities. This capital would not be sufficient to finance any additional activity.  If we need additional capital, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

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

Based on our assessment at December 31, 2007, management believes that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. The following material weaknesses were identified in our internal control over financial reporting at December 31, 2007:

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

Notwithstanding these material weaknesses, we believe that our financial condition, results of operations and cash flows presented in this report of Form 10-Q are fairly presented in all material respects.

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

•      On January 4, 2008, pursuant to our 2007 Equity Incentive Plan, we issued an option to purchase 60,000 common shares at $2.49 per share to one of our consultants. The option has a vesting period of three years (vesting 1/3 per year) and a duration of 10 years.

•      On January 8, 2008, we sold $3.5 million of our 8% Senior Secured Convertible Debentures.  As part of the transaction, we issued the purchasers common stock purchase warrants to purchase 700,000 of our common shares.  For a more detailed description of the transaction, refer to Note 10 of our financials contained in this report.   We incorporate by reference the disclosure of the transaction and accompanying documents as contained in our Current Report on Form 8-K filed with the SEC on January 9, 2008.

•      On February 25, 2008, pursuant to our 2007 Equity Incentive Plan, we issued one of our directors an option to purchase 63,333 common shares at $1.95 per share as compensation for serving on the board and any relevant committees thereof.  The option has a vesting period of three years (vesting 1/3 per year), and a duration of 10 years.   In the event the director resigns or is removed, the holder has 90 days to exercise of the option.

•      On February 25, 2008, pursuant to our 2007 Equity Incentive Plan, we issued one of our directors an option to purchase 63,333 common shares at $1.95 per share as compensation for serving on the board and any relevant committees thereof.  The option has a vesting period of three years (vesting 1/3 per year), and a duration of 10 years.   In the event the director resigns or is removed, the holder has 90 days to exercise of the option.

•      On March 27, 2008, pursuant to our 2007 Equity Incentive Plan, we issued to our CEO an option to purchase 1,000,000 common shares at $2.25 per share.  The option vests over a period of twelve months upon the occurrence of certain milestones and has duration of 10 years.   For a more detailed description of the option and the vesting conditions, please refer to our Current Report filed with the SEC on Form 8-K on April 2, 2008.

•      On March 27, 2008, pursuant to our 2007 Equity Incentive Plan, we issued to our CFO an option to purchase 200,000 common shares at $2.25 per share.  The option vests over a period of twelve months upon the occurrence of certain milestones and has duration of 10 years.  For a more detailed description of the option and the vesting conditions, please refer to our Current Report filed with the SEC on Form 8-K on April 2, 2008.

•      On April 15, 2008, we sold $5 million of our 8% Senior Secured Convertible Debentures.  As part of the transaction, we issued the purchaser common stock purchase warrant to purchase 1,008,064 of our common shares.  For a more detailed description of the transaction, refer to Note 11 of our financials contained in this report.   We incorporate by reference the disclosure of the transaction and accompanying documents as contained in our Current Report on Form 8-K filed with the SEC on April 16, 2008.

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

INNOVATIVE CARD TECHNOLOGIES, INC.

Date: May 12, 2008	/s/ Steven R. Delcarson
Steven R. Delcarson
Chief Executive Officer

Date: May 12, 2008	/s/ Charles M. Caporale
Charles M. Caporale
Chief Financial Officer

EXHIBIT INDEX

2.1(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2(2)	Amended and Restated Bylaws of the registrant, as currently in effect

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.1(2)	2004 Stock Incentive Plan

10.2(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd.,#2160, Los Angeles, California 90025, dated January 5, 2003

10.3(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7(2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8(2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(2)	Promissory note (1oan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13(2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14(2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15(2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16(2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17(2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18(2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19(2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20(2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21(2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22(2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23(2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24(2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25(2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26(2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27(2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28(2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29(5)	Form of Lock-Up agreement by and between registrant’s directors and executive officers pursuant to the private placement dated October 19, 2005

10.30(4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31(4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33(6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34(9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35(9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36(9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37(10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38(10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39(10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40(10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41(11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42(8)	Indemnification Agreement

10.43(7)	Code of Ethics

10.44(13)	Separation and Release Agreement dated October 29, 2007 between Bennet P. Tchaikovsky and Registrant

10.45(13)	Consulting Services Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.46(13)	Indemnity Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.47(14)	2007 Equity Incentive Plan

10.48(15)	Form of Indemnity Agreement

10.49(16)	Alan Finkelstein Severance and Resignation Letter

10.50(17)	Form of Securities Purchase Agreement, dated as of January 8, 2008

10.51(17)	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008

10.52(17)	Form of Common Stock Purchase Warrant issued January 8, 2008

10.53(17)	Form of Registration Rights Agreement, dated as of January 8, 2008

10.54(17)	Form of Security Agreement, dated as of January 8, 2008

10.55(17)	Form of Subsidiary Guarantee, dated as of January 8, 2008

10.56(17)	Form of Voting Agreement, dated as of January 8, 2008

10.57(17)	Form of Lock-Up Agreement, dated as of January 8, 2008

10.58(18)	Employment Agreement dated March 27, 2008 between Registrant and Steven R. Delcarson

10.59(18)	Employment Agreement dated March 27, 2008 between Registrant and Charles M. Caporale

21.1(2)	List of subsidiaries

31.1(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2(1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32(1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.
(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.
(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.
(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.
(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.
(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.
(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.
(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.
(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.
(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the SEC on July 12, 2006.
(11)	Previously filed by the registrant on Form 10QSB with the SEC on November 13, 2006.
(12)	Previously filed by the registrant on Form 8-K with the SEC on January 2, 2008
(13)	Previously filed by the registrant on Form 8-K with the SEC on November 1, 2007
(14)	Previously filed by the registrant on Form 10-QSB with the SEC on November 19, 2007
(15)	Previously filed by the registrant on Form 8-K with the SEC on November 29, 2007
(16)	Previously filed by the registrant on Form 8-K with the SEC on December 20, 2007
(17)	Previously filed by the registrant on Form 8-K with the SEC on January 9, 2008
(18)	Previously filed by the registrant on Form 8-K with the SEC on April 2, 2008