Form 10KSB/A
period 2007-12-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2008-06-18
CIK 1300578

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

Portions of the Definitive Proxy Statement filed on April 29, 2008 are incorporated by reference into part III of this Annual Report on Form 10-KSB/A.

Transitional Small Business Disclosure Format : Yes ☐ No ☒

INNOVATIVE CARD TECHNOLOGIES, INC.

EXPLANATORY NOTE

This amendment to the Company’s Form 10-KSB, which was filed on April 1, 2008, corrects an error in the Consolidated Statements of Operations by reclassifying inventory write-offs and reserves from operating expenses to cost of goods sold. For the year ended December 31, 2007, the reclassification resulted in an increase of $575,017 in cost of goods sold, a decrease of $575,017 in gross margin and a decrease of $575,017 in operating expenses. For the year ended December 31, 2006, the reclassification resulted in an increase of $791,818 in cost of goods sold, a decrease of $791,818 in gross margin and a decrease of $791,818 in operating expenses. There was no effect on loss from operations, loss before provision for income taxes, net loss, or basic and diluted loss per share in either period. There is no cumulative effect on retained earnings and no change in any assets or liabilities. This amendment also revises management’s assessment of the Company’s disclosure controls and procedures in Item 8A - Controls and Procedures based on a more narrow interpretation of the Exchange Act Rules defining disclosure controls and procedures.

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

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this report. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Business – Risk Factors” and elsewhere in this report.

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

Revenue recognition. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”). Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. Revenue is not recognized on product sales transacted on a test or pilot basis. Instead, receipts from these types of transactions offset marketing expenses. We recognize certain long-term contracts using the complete-contract method in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.”

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

Inventory. Our inventories are valued at the lower of cost or market. We use estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to cost of goods sold in the period in which the facts that give rise to the adjustments become known.

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

Cost of Goods Sold consists of costs to manufacture the ICT DisplayCard and inventory write-offs and reserves. For the year ended December 31, 2007 cost of goods sold includes $575,017 for inventory write-offs and reserves for battery obsolescence. Cost of goods sold in the earlier period is entirely comprised of inventory write-offs and reserves due to the reduced shelf lives of batteries on hand. There was no cost of goods associated with the royalty revenue recognized in 2006. As a result, total cost of goods sold increased from $791,818 for the year ended December 31, 2006 to $851,637 for the year ended December 31, 2007. We believe that future cost of goods sold will be primarily from the ICT DisplayCard.

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

Research and development expense consists primarily of costs relating to the continued testing and quality control analysis of the ICT DisplayCard. Research and development costs increased from $1,104,681 for the year ended December 31, 2006 to $1,352,413 for the year ended December 31, 2007, an increase of $247,732, or 22%, due to increased testing expenses at one of our major suppliers offset by a reduction of expenses related to prior products. We expect our research and development expenses to increase as we continue to invest in developing enhancements of our ICT DisplayCard with one time password.

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

Net cash used in operating activities was $7,945,470 for the year ended December 31, 2007 as compared with $5,990,620 for the year ended December 31, 2006. The increase in cash used was due primarily to increases in operating expenses and investment in raw materials held for production. We have increased inventory in anticipation of being able to generate substantial sales of the DisplayCard beginning in the second half of 2008. Partially offsetting this increase in cash used was an increase in accounts payable caused by more stringent cash management.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A - CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (December 31, 2007). Based on such evaluation which disclosed numerous material weaknesses as noted below, our CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified in our internal control over financial reporting during the year end closing process. We believe the weaknesses arose from the organizational turmoil that began in 2007 with the resignation of two directors from the Board of Directors, the stepping down of our founder as president and chief operating officer to become chief strategic officer and the resignation of the chairman of the board, who stayed on the board until December 2007. By October 2007 only the staff accountant remained with the Company following the resignations of the chief financial officer and the controller. We believe the extensive management changes, combined with the turnover at the board level, resulted in the breakdown in the internal control environment evidenced by the following material weaknesses:

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
•
We did not properly account for modifications made to stock option grants in accordance with SFAS 123(R) resulting in a late journal entry being made to prevent the financial statements from being misleading. The modifications were the result of accelerating the vesting of existing stock options and extended the exercise period for three officers/directors whose service to the Company was terminated in the fourth quarter of 2007. The modifications were not required by the terms of the officers/directors employment agreements, or by the terms of the stock option plans, or by the terms of the stock option grants but were done solely as part of the officers/directors separation agreements. We accounted for the modifications by expensing that portion of the unrecognized compensation expense relating to these three former officers/directors. We recalculated the expense as part of the year-end closing following a further review of the authoritative literature.

We intend to remediate these material weaknesses during 2008. As concerns the material weakness relating to segregation of duties, we are re-examining our procedures to include compensating controls and minimize the risk associated with having limited resources in the accounting department.

Notwithstanding these material weaknesses, we believe that our financial condition, results of operations and cash flows presented in this report of Form 10-KSB are fairly presented in all material respects. We base our conclusion on our ability to substantiate, with a high degree of confidence, the small number of significant general ledger accounts that comprise our financial statements.

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

(b) Changes in internal control over financial reporting

Through the date of this amendment we have made the following changes in internal control over financial reporting:

Beginning in April we instituted a monthly financial closing process. A formal report, including balance sheet, results of operations and analyses of key accounts, was prepared by the accounting manager, reviewed and signed off by the CFO and distributed to the CEO and the board of directors.

Beginning in April we established a standard listing of recurring journal entries that are reviewed and signed off by the CFO as part of the monthly closing process.

We instituted a formal purchasing policy in May that requires the use of purchase orders for all inventory purchases.

We established with certainty the Section 382 limitation on our loss carryforwards.

The CFO has reviewed the accounting literature surrounding stock option modifications and is now familiar with the proper treatment. In addition, we now subscribe to a daily internet service that keeps the CFO apprised of current developments affecting financial reporting.
.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9. OFFICERS AND DIRECTORS

Information regarding our executive officers and directors is incorporated by reference to the information set forth under the caption “ Directors and Executive Officers“ in our Proxy Statement filed on April 29, 2008.

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

ITEM 10.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “ Executive Officer Compensation“ in our Proxy Statement filed on April 29, 2008.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “ Voting Securities Of Principal Stockholders And Management” in our Proxy Statement filed on April 29, 2008.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement filed on April 29, 2008.

ITEM 13.  EXHIBITS

2.1(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2(2)	Amended and Restated Bylaws of the registrant, as currently in effect

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.1(2)	2004 Stock Incentive Plan

10.2(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd.,#2160, Los Angeles, California 90025, dated January 5, 2003

10.3(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7(2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8(2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(2)	Promissory note (1oan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13 (2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14 (2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15 (2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16 (2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17 (2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18 (2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19 (2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20 (2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21 (2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22 (2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23 (2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24 (2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25 (2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26 (2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27 (2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28 (2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29 (5)	Form of Lock-Up agreement by and between registrant’s directors and executive officers pursuant to the private placement dated October 19, 2005

10.30 (4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31 (4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32 (4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33 (6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34 (9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35 (9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36 (9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37 (10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38 (10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39 (10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40 (10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41 (11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42 (8)	Indemnification Agreement

10.43 (7)	Code of Ethics

21.1 (2)	List of subsidiaries

23.1 (1)	Consent of Independent Registered Public Accounting Firm for Registration Statements (No. 333-137033 and 333-149844) on Form S-8 and (No. 333-151256) on Form S-3.

31.1 (1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2 (1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.
(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.
(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.
(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.
(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.
(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.
(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.
(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.
(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.
(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the SEC on July 12, 2006.
(11)	Previously filed by the registrant on Form 10QSB with the SEC on November 13, 2006.
(12)	Previously filed by the registrant on Form 8-K with the SEC on January 2, 2008
(13)	Previously filed by the registrant on Form 8-K with the SEC on November 1, 2007
(14)	Previously filed by the registrant on Form 10-QSB with the SEC on November 19, 2007
(15)	Previously filed by the registrant on Form 8-K with the SEC on November 29, 2007
(16)	Previously filed by the registrant on Form 8-K with the SEC on December 20, 2007
(17)	Previously filed by the registrant on Form 8-K with the SEC on January 9, 2008

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in our Proxy Statement filed on April 29, 2008.

INNOVATIVE CARD TECHNOLOGIES, INC.

CONTENTS

DECEMBER 31, 2007AND DECEMBER 31, 2006

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Restated Statements of Operations	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Innovative Card Technologies, Inc.
Los Angeles, California

We have audited the consolidated balance sheets of Innovative Card Technologies, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1A to the consolidated financial statements, the 2007 and 2006 consolidated financial statements have been restated for an error relating to inventory write-offs and reserves.

We were not engaged to examine management's assertion about the effectiveness of Innovative Card Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 31, 2008, except for Note 1A as to which the date is June 16, 2008

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$339,600	$8,270,096
Accounts receivable	13,077	14,836
Prepaids and other current assets	54,127	42,658
Deposits on raw materials held for production	605,662	1,199,453
Raw materials held for production	1,315,960	—
Work in progress inventory	886,259	1,098,553
Total current assets	3,214,685	10,625,596
Property and equipment, net of $218,902 and $234,742 accumulated depreciation	193,185	360,920
Deposits	177,747	71,244
Intangible assets, net of $954,047 and $363,667 accumulated amortization	2,075,953	3,666,343
Total assets	$5,661,570	$14,724,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,660,044	$468,517
Accounts payable - related parties	657,254	1,322,159
Warranty reserve	27,816
Deferred revenue	898,585	340,010
Total current liabilities	5,243,699	2,130,686

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common stock $0.001 par value, 75,000,000 shares authorized, 28,433,116 and 28,372,308 shares issued and outstanding	28,433	28,372
Additional paid-in capital	28,456,621	26,298,606
Accumulated deficit	(28,067,183)	(13,733,561)
Total stockholders’ equity	417,871	12,593,417
Total liabilities and stockholders’ equity	$5,661,570	$14,724,103

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
	(restated)	(restated)

Revenues	$445,000	$35,382
Cost of Goods Sold	(851,637)	(791,818)
Gross Margin	(406,637)	(756,436)

Operating expenses

Administrative	8,389,987	4,000,117
Consulting Fees	641,884	419,978
Impairment	1,000,010
Unrecoverable payments to suppliers	1,546,428
Professional Fees	1,157,781	917,882
Research and development	1,352,413	1,104,681

Total operating expenses	14,088,503	6,442,658

Loss from operations	(14,495,140)	(7,199,094)

Other income (expense)

Interest income	183,793	336,119
Interest expense	(21,475)	(1,239)

Total other income (expense)	162,318	334,880

Loss before provision for income taxes	(14,332,822)	(6,864,214)

Provision for income taxes	(800)	(2,400)

Net loss	$(14,333,622)	$(6,866,614)

Basic and diluted loss per share	$(0.50)	$(0.29)

Weighted-average common shares outstanding	28,420,141	23,535,792

The accompanying notes are an integral part of these financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Preferred Stock		Common Stock		Additonal Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	—	$—	17,964,566	$ 17,965	$ 10,347,710	$ (6,866,947)	$ 3,498,728
Exercise of warrants	—	—	400,100	400	437,225	—	437,625
Issuance of shares of Common Stock	—	—	3,785,500	3,785	11,352,715	—	11,356,500
Offering Costs	—	—	—	—	(1,027,318)	—	(1,027,318)
Issuance of shares of Common Stock in Connection with the acquisition of certain assets of nCryptone	—	—	4,500,000	4,500	3,463,905	—	3,468,405
Share-based compensation expense	—	—	—	—	472,598	—	472,598
Cashless exercise of warrants	—	—	1,722,142	1,722	(1,722)	—	—
Warrant compensation expense	—	—	—	—	1,253,493	—	1,253,493
Net loss	—	—	—	—	—	(6,866,614)	(6,866,614)
Balance, December 31, 2006	—	—	28,372,308	28,372	26,298,606	(13,733,561)	12,593,417

Exercise of warrants			32,000	32	39,968		40,000
Cashless exercise of options			28,808	29	(3,704)		(3,675)
Share-based compensation expense					2,121,751		2,121,751
Net loss						(14,333,622)	(14,333,622)

Balance, December 31, 2007		$—	28,433,116	$28,433	$28,456,621	$(28,067,183)	$417,871

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

NOTE 1A - RESTATEMENT

This amendment to the Company’s Form 10-KSB restates its Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 to correct the following errors in the Consolidated Statements of Operations previously filed:

The Company erroneously recorded inventory write-offs and reserves as a component of operating expenses instead of as a component of cost of cost of goods sold..

The net effect of the correction of these errors was to:

•
Increase the Company's reported cost of goods sold for the year ended December 31, 2007 by $575,017 from $276,620 to $851,637. Increase the Company’s reported cost of goods sold for the year ended December 31, 2006 by$791,818 from $0 to $791,818.

•
Decrease the Company’s reported gross margin for the year ended December 31, 2007 by $575,017 from $168,380 to negative $406,637. Decrease the Company’s reported gross margin for the year ended December 31, 2006 by $791,818 from $35,382 to negative $756,436.

•
Decrease the Company's reported operating expenses for the year ended December 31, 2007 by $575,017, from $14,663,520 to $14,088,503. Decrease the Company’s reported operating expenses for the year by $791,818 from $7,234,476 to $6,442,658.

The correction of the errors has resulted in no change in the Company's reported Consolidated Balance Sheets as of December 31, 2007 and 2006, Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, and Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007 and 2006.

Following are reconciliations of the Company's restatement of the Consolidated Statemenst of Operations for the year ended December 31, 2007 and 2006:.

	Year ended December 31, 2007 (As restated)	Year ended December 31, 2007 (As reported)

Revenues	$445,000	$445,000
Cost of Goods Sold	(851,637)	(276,620)
Gross Margin	(406,637)	168,380

Operating expenses
Administrative	8,389,987	8,389,987
Consulting Fees	641,884	641,884
Impairment	1,000,010	1,000,010
Unrecoverable payments to suppliers	1,546,428	1,546,428
Inventory write-offs and reserves	0	575,017
Professional Fees	1,157,781	1,157,781
Research and development	1,352,413	1,352,413

Total operating expenses	14,088,503	14,663,520
Loss from operations	(14,495,140)	(14,495,140)

Other income (expense)
Interest income	183,793	183,793
Interest expense	(21,475)	(21,475)
Total other income (expense)	162,318	162,318

Loss before provision for income taxes	(14,332,822)	(14,332,822)

Provision for income taxes	(800)	(800)

Net loss	$(14,333,622)	$(14,333,622)

Basic and diluted loss per share	$(0.50)	$(0.50)

Weighted-average common shares outstanding	28,420,141	28,420,141

	Year ended December 31, 2006 (As restated)	Year ended December 31, 2006 (As reported)

Revenues	$35,382	$35,382
Cost of Goods Sold	(791,818)	0
Gross Margin	(756,436)	35,382

Operating expenses
Administrative	4,000,117	4,000,117
Consulting Fees	419,978	419,978
Impairment	0	0
Unrecoverable payments to suppliers	0	0
Inventory write-offs and reserves	0	791,818
Professional Fees	917,882	917,882
Research and development	1,104,681	1,104,681

Total operating expenses	6,442,658	7,234,476
Loss from operations	(7,199,094)	(7,199,094)

Other income (expense)
Interest income	336,119	336,119
Interest expense	(1,239)	(1,239)
Total other income (expense)	334,880	334,880

Loss before provision for income taxes	(6,864,214)	(6,864,214)

Provision for income taxes	(2,400)	(2,400)

Net loss	$(6,866,614)	$(6,866,614)

Basic and diluted loss per share	$(0.29)	$(0.29)

Weighted-average common shares outstanding	23,535,792	23,535,792

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Innovative Card Technologies and its wholly owned subsidiary, PSA Co. All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue is not recognized on product sales transacted on a test or pilot basis. Instead, receipts from these types of transactions offset marketing expenses. Revenue from royalties is recognized with the passage of time in accordance with the underlying agreement. The Company recognizes certain long-term contracts using the completed-contract method in accordance to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.” No revenue has been recognized to date from these contracts

COMPREHENSIVE INCOME

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

INVENTORY

The Company values its inventory at the lower of cost (first-in, first-out) or market. The Company uses estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to cost of goods sold in the period in which the facts that give rise to the adjustments become known.

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

NOTE 6 - INTANGIBLE ASSETS

The Company’s management valued the intangible assets acquired from nCryptone in 2006 at $3,030,000. The Company also acquired a patent license fee for $1,000,010 from nCryptone . The $1,000,010 patent license fee, which was being amortized over the remaining life of the patent (12 years through November 2018), was fully impaired during the year ended December 31, 2007. The total purchase price allocation of the DisplayCard assets of nCryptone is summarized as follows:

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

In the fourth quarter of 2007, as part of the separation agreements with three former officers and directors, the Company modified existing option grants by vesting all of the options that at the date of termination were unvested and would normally be forfeited at termination. In addition, the Company extended the exercise period beyond 90 days (the standard exercise period for terminated officers/directors). The modifications resulted in a charge of $727,670 in the 2007 income statement. The amount was calculated using the stock price of the Company’s common stock on the date of modification, a risk-free interest rate of 4.55% and volatility of 118%.

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

Dated: June 16, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Donald Joyce	Chairman of the Board	June 16, 2008
Donald Joyce

/s/ Steven R. Delcarson	Chief Executive Officer, President (Principal Executive Officer)	June 16, 2008
Steven R. Delcarson

/s/ Charles M. Caporale	Chief Financial Officer (Principal Accounting Officer)	June 16, 2008
Charles M. Caporale

/s/ Richard Nathan	Director	June 16, 2008
Richard Nathan

/s/ Scott Ogilvie	Director	June 16, 2008
Scott Ogilvie

/s/ W. Robert Ramsdell	Director	June 16, 2008
W. Robert Ramsdell

/s/ Harry L. Tredennick	Director	June 16, 2008
Harry L. Tredennick

EXHIBIT INDEX

2.1(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2(2)	Amended and Restated Bylaws of the registrant, as currently in effect

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of incorporation

10.1(2)	2004 Stock Incentive Plan

10.2(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd.,#2160, Los Angeles, California 90025, dated January 5, 2003

10.3(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7(2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8(2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(2)	Promissory note (loan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13(2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14(2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15(2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16(2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17(2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18(2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19(2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20(2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21(2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22(2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23(2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24(2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25(2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26(2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27(2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28(2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29(5)	Form of Lock-Up agreement by and between registrant’s directors and executive officers pursuant to the private placement dated October 19, 2005

10.30(4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31(4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33(6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34(9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35(9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36(9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37(10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38(10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39(10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40(10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41(11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42(8)	Indemnification Agreement

10.43(7)	Code of Ethics

10.44(13)	Separation and Release Agreement dated October 29, 2007 between Bennet P. Tchaikovsky and Registrant

10.45(13)	Consulting Services Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.46(13)	Indemnity Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.47(14)	2007 Equity Incentive Plan

10.48(15)	Form of Indemnity Agreement

10.49(16)	Alan Finkelstein Severance and Resignation Letter

10.50(17)	Form of Securities Purchase Agreement, dated as of January 8, 2008

10.51(17)	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008

10.52(17)	Form of Common Stock Purchase Warrant issued January 8, 2008

10.53(17)	Form of Registration Rights Agreement, dated as of January 8, 2008

10.54(17)	Form of Security Agreement, dated as of January 8, 2008

10.55(17)	Form of Subsidiary Guarantee, dated as of January 8, 2008

10.56(17)	Form of Voting Agreement, dated as of January 8, 2008

10.57(17)	Form of Lock-Up Agreement, dated as of January 8, 2008

21.1(2)	List of subsidiaries

23.2(1)	Consent of Independent Registered Public Accounting Firm for Registration Statements (No. 333-137033 and No. 333-149844) on Form S-8 and (No. 333-151256) on Form S-3.

31.1(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2(1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32(1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.
(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.
(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.
(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.
(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.
(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.
(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.
(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.
(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.
(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the S EC on July 12, 2006.
(11)	Previously filed by the registrant on Form 10QSB with the S EC on November 13, 2006.
(12)	Previously filed by the registrant on Form 8-K with the SEC on January 2, 2008
(13)	Previously filed by the registrant on Form 8-K with the SEC on November 1, 2007
(14)	Previously filed by the registrant on Form 10-QSB with the SEC on November 19, 2007
(15)	Previously filed by the registrant on Form 8-K with the SEC on November 29, 2007
(16)	Previously filed by the registrant on Form 8-K with the SEC on December 20, 2007
(17)	Previously filed by the registrant on Form 8-K with the SEC on January 9, 2008