Form 10-Q/A
period 2008-03-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2008-06-18
CIK 1300578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

INNOVATIVE CARD TECHNOLOGIES, INC.

EXPLANATORY NOTE

This amendment to the Company’s Form 10-Q, which was filed on May 13, 2008, corrects an error in the Consolidated Statements of Operations by reclassifying inventory write-offs and reserves from operating expenses to cost of goods sold. For the three months ended March 31, 2008, the reclassification resulted in an increase of $59,993 in cost of goods sold, a decrease of $59,993 in gross margin and a decrease of $59,993 in operating expenses. For the three months ended March 31, 2007, there was no change in cost of goods sold, gross margin or operating expenses. There was no effect on loss from operations, loss before provision for income taxes, net loss, or basic and diluted loss per share in either period. There is no cumulative effect on retained earnings and no change in any assets or liabilities. This amendment also revises management’s assessment of the Company’s disclosure controls and procedures in Item 3 – Controls and Procedures based on a more narrow interpretation of the Exchange Act Rules defining disclosure controls and procedures.

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

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated
	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)

Revenues	$217,216	$1,420
Cost of Goods Sold	(196,667)	0
Gross Margin	20,549	1,420

Operating expenses:
Administrative	1,403,598	1,531,575
Consulting fees	120,098	115,892
Professional fees	248,031	343,023
Research and development	179,816	296,329
Total operating expenses	1,951,543	2,286,819
Loss from operations	(1,930,994)	(2,285,399)

Other income (expense):
Change in fair value of warrant liability	125,661	0
Interest income	9,073	79,540
Interest expense	(165,381)	(148)
Total other income (expense)	(30,647)	79,392

Loss before provision for income taxes	(1,961,641)	(2,206,007)
Provision for income taxes	(800)	(800)
Net loss	$(1,962,441)	$(2,206,807)

Basic and diluted loss per share	$(0.07)	$(0.08)
Weighted-average common shares outstanding	28,433,116	28,410,689

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

NOTE 1A - RESTATEMENT

This amendment to the Company’s Form 10-Q, which was filed on May 13, 2008, restates its Consolidated Statements of Operations for the three months ended March 31, 2008 to correct the following error in the Consolidated Statements of Operations previously filed:

The Company erroneously recorded inventory write-offs as a component of operating expenses instead of as a component of cost of cost of goods sold..

The net effect of the correction of this error was to:

•	Increase the Company's reported cost of goods sold for the three months ended March 31, 2008 by $59,993 from $136,674 to $196,667.

•	Decrease the Company’s reported gross margin for the three months ended March 31, 2008 by $59,993 from $80,542 to $20,549.

•	Decrease the Company's reported operating expenses for the three months ended March 31, 2008 by $59,993, from $2,011,536 to $1,951,543.

The correction of the error has resulted in no change in the Company's reported Consolidated Balance Sheet as of March 31, 2008 and Consolidated Statement of Cash Flows for the three months ended March 31, 2008.

Following is the reconciliation of the Company's restatement of the Consolidated Statement of Operations for the three months ended March 31, 2008:

	Three months ended March 31, 2008 (As restated)	Three months ended March 31, 2008 (As reported)

Revenues	$217,216	$217,216
Cost of Goods Sold	(196,667)	(136,674)
Gross Margin	20,549	80,542

Operating expenses
Administrative	1,403,598	1,403,598
Consulting Fees	120,098	120,098
Inventory write-offs and reserves	0	59,993
Professional Fees	248,031	248,031
Research and development	179,816	179,816

Total operating expenses	1,951,543	2,011,536
Loss from operations	(1,930,994)	(1,930,994)

Other income (expense)
Change in fair value of warranty	125,661	125,661
Interest income	9,073	9,073
Interest expense	(165,381)	(165,381)
Total other income (expense)	(30,647)	(30,647)

Loss before provision for income taxes	(1,961,641)	(1,961,641)

Provision for income taxes	(800)	(800)

Net loss	$(1,962,441)	$(1,962,441)

Basic and diluted loss per share	$(0.07)	$(0.07)

Weighted-average common shares outstanding	28,433,116	28,433,116

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

We anticipate that the majority of our revenues in the coming year will come from the ICT DisplayCard. We intend to sell these cards through resellers. We do not recognize revenue when we sell the ICT DisplayCard in small quantities under a test or pilot program. Cash receipts from these transactions are used to offset marketing expenses.

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

Cost of goods sold - Cost of goods sold increased to $196,667 for the three months ended March 31, 2008 from $0 for the same period in the prior year. Included in cost of goods sold is $59,993 of inventory write-offs for obsolescence and scrap. No cost of goods sold is associated with LensCard royalties.

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

Net cash used in operating activities was $3,248,698 for the three months ended March 31, 2008 as compared with $1,384,168 for the three months ended March 31, 2007. This increase in cash used was primarily due to a decrease in accounts payable. Capital raised in January 2008 was used to pay down trade accounts payable for inventory and other expenses. In addition, we have increased inventory in anticipation of being able to generate substantial sales of the DisplayCard beginning in the second half of 2008 and reducing the lead time required for finished product.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

•
We did not properly account for modifications made to stock option grants in accordance with SFAS 123(R) resulting in a late journal entry being made to prevent the financial statements from being misleading. The modifications were the result of accelerating the vesting of existing stock options and extended the exercise period for three officers and directors whose service to the Company terminated in the fourth quarter of 2007. The modifications were not required by the terms of the officers/directors employment agreements, or by the terms of the stock option plans, or by the terms of the stock option grants but were done solely as part of the officers/directors separation agreements. We accounted for the terminations by expensing that portion of the unrecognized compensation expense relating to these three former officers/directors. We recalculated the expense as part of the year end closing following a further review of the authoritative literature. The total expense recognized in the fourth quarter for the modifications made for these three terminated officers/directors was $1,108,000, which was included in the December 31, 2007 financial statements.

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

(b) Changes in internal controls over financial reporting.
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