Form 10-Q/A
period 2008-03-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2008-06-19
CIK 1300578

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

INNOVATIVE CARD TECHNOLOGIES, INC.

Date: June 19, 2008	/s/ Steven R. Delcarson
Steven R. Delcarson
Chief Executive Officer

Date: June 19, 2008	/s/ Charles M. Caporale
Charles M. Caporale
Chief Financial Officer

EXHIBIT INDEX

2.1(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2(2)	Amended and Restated Bylaws of the registrant, as currently in effect

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.1(2)	2004 Stock Incentive Plan

10.2(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd.,#2160, Los Angeles, California 90025, dated January 5, 2003

10.3(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7(2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8(2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(2)	Promissory note (1oan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13(2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14(2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15(2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16(2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17(2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18(2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19(2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20(2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21(2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22(2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23(2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24(2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25(2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26(2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27(2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28(2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29(5)	Form of Lock-Up agreement by and between registrant’s directors and executive officers pursuant to the private placement dated October 19, 2005

10.30(4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31(4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33(6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34(9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35(9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36(9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37(10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38(10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39(10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40(10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41(11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42(8)	Indemnification Agreement

10.43(7)	Code of Ethics

10.44(13)	Separation and Release Agreement dated October 29, 2007 between Bennet P. Tchaikovsky and Registrant

10.45(13)	Consulting Services Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.46(13)	Indemnity Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.47(14)	2007 Equity Incentive Plan

10.48(15)	Form of Indemnity Agreement

10.49(16)	Alan Finkelstein Severance and Resignation Letter

10.50(17)	Form of Securities Purchase Agreement, dated as of January 8, 2008

10.51(17)	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008

10.52(17)	Form of Common Stock Purchase Warrant issued January 8, 2008

10.53(17)	Form of Registration Rights Agreement, dated as of January 8, 2008

10.54(17)	Form of Security Agreement, dated as of January 8, 2008

10.55(17)	Form of Subsidiary Guarantee, dated as of January 8, 2008

10.56(17)	Form of Voting Agreement, dated as of January 8, 2008

10.57(17)	Form of Lock-Up Agreement, dated as of January 8, 2008

10.58(18)	Employment Agreement dated March 27, 2008 between Registrant and Steven R. Delcarson

10.59(18)	Employment Agreement dated March 27, 2008 between Registrant and Charles M. Caporale

21.1(2)	List of subsidiaries

31.1(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2(1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32(1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.
(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.
(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.
(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.
(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.
(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.
(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.
(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.
(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.
(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the SEC on July 12, 2006.
(11)	Previously filed by the registrant on Form 10QSB with the SEC on November 13, 2006.
(12)	Previously filed by the registrant on Form 8-K with the SEC on January 2, 2008
(13)	Previously filed by the registrant on Form 8-K with the SEC on November 1, 2007
(14)	Previously filed by the registrant on Form 10-QSB with the SEC on November 19, 2007
(15)	Previously filed by the registrant on Form 8-K with the SEC on November 29, 2007
(16)	Previously filed by the registrant on Form 8-K with the SEC on December 20, 2007
(17)	Previously filed by the registrant on Form 8-K with the SEC on January 9, 2008
(18)	Previously filed by the registrant on Form 8-K with the SEC on April 2, 2008