Form 10-Q
period 2008-06-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2008-08-08
CIK 1300578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 000-51260

INNOVATIVE CARD TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	90-0249676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

633 West Fifth Street, Suite 2600
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip code)

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

Yes  ☐   No ☒

As of August 5, 2008 28,495,256 shares of the Registrant’s common stock were outstanding.

INNOVATIVE CARD TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,680,060	$339,600
Accounts receivable	824,128	13,077
Prepaids and other current assets	341,314	54,127
Deposits on raw materials held for production	869,052	605,662
Raw materials held for production	1,365,254	1,315,960
Work in progress inventory	1,755,182	886,259
Total current assets	6,834,990	3,214,685

Property and equipment, net	164,940	193,185
Deferred debt issuance cost	500,420	—
Deposits	96,860	177,747
Intangible assets, net	1,762,554	2,075,953
Total assets	$9,359,764	$5,661,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,883,228	$3,660,044
Accounts payable - related parties	595,365	657,254
Warranty reserve	108,806	27,816
Deferred revenue	949,069	898,585
Total current liabilities	3,536,468	5,243,699

Deferred tax liability	1,225,018	—
8% convertible debenture, net of $6,010,432 discount	2,489,568	—
Warrant liability	1,062,751	—
Total liabilities	8,313,805	5,243,699

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock $0.001 par value, 5,000,000 shares authorized, 0 (unaudited) and 0 shares issued and outstanding		—
Common stock $0.001 par value, 75,000,000 shares authorized, 28,495,256 (unaudited) and 28,433,116 issued and outstanding	28,483	28,433
Additional paid-in capital	31,847,815	28,456,621
Accumulated deficit	(30,830,339)	(28,067,183)
Total stockholders’ equity	1,045,959	417,871
Total liabilities and stockholders’ equity	$9,359,764	$5,661,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$800,209	$1,089	$1,017,425	$2,509
Cost of Goods Sold	859,875	395,396	1,070,209	395,396
Gross Margin	(59,666)	(394,307)	(52,784)	(392,887)
Operating expenses
Administrative	1,656,715	1,832,454	3,046,646	3,344,329
Consulting fees	134,427	115,739	254,525	231,631
Professional fees	201,192	203,695	449,223	567,218
Research and development	118,539	173,081	298,355	469,410
Total operating expenses	2,110,873	2,324,969	4,048,749	4,612,588
Loss from operations	(2,170,539)	(2,719,276)	(4,101,533)	(5,005,475)
Other income (expense)

Change in fair value of warrant liability and other expense	1,778,099		1,903,760
Interest income	11,703	63,152	20,776	142,692
Interest expense	(419,978)	(100)	(585,359)	(248)
Total other income	1,369,824	63,052	1,339,177	142,444

Loss before provision for income taxes	(800,715)	(2,656,224)	(2,762,356)	(4,863,031)
Provision for income taxes	—	—	(800)	—
Net loss	$(800,715)	$(2,656,224)	$(2,763,156)	$(4,863,031)
Basic and diluted loss per share	$(0.03)	$(0.09)	$(0.10)	$(0.17)
Basic and diluted weighted-average common shares outstanding	28,486,411	28,420,616	28,459,763	28,415,133

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(2,763,156)	$(4,863,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355,129	445,323
Change in fair value of warrant liability	(2,024,554)	—
Amortization of debt discount	314,828	—
Amortization of deferred debt issuance cost	27,080	—
Share-based compensation expense	1,049,433	560,776
(Increase) decrease in Accounts receivable	(811,051)	(76,389)
(Increase) decrease in Prepaid expenses and other current assets	(8,311)	(26,616)
(Increase) decrease in Deposits on raw materials held for production	(263,390)	(215,797)
(Increase) decrease in Raw materials held for production	(49,294)
(Increase) decrease in Work in progress inventory	(868,923)	(721,205)
(Increase) decrease in Deposits	80,885	(99,153)
Increase (decrease) in Accounts payable and accrued expenses	(1,776,816)	733,756
Increase (decrease) in Accounts payable - related parties	(61,889)	(266,784)
Increase (decrease) in Warranty reserve	80,990	—
Increase (decrease) in Deferred revenue	50,484	516,675
Net cash used in operating activities	(6,668,555)	(4,012,445)

Cash flows from investing activities:

Purchase of Property and Equipment	(13,485)	(64,509)
Net cash used in investing activities	(13,485)	(64,509)

Cash flows from financing activities:

Gross proceeds from issuance of 8% convertible debenture	8,500,000	—
Payments on debt issuance cost	(527,500)	—
Offering costs		(3,675)
Proceeds from exercise of options / warrants	50,000	24,375
Payments on capital lease		(4,947)
Net cash provided by financing activities	8,022,500	15,753

Net increase (decrease) in cash and cash equivalents	1,340,460	(4,061,201)
Cash and cash equivalents, beginning of year	339,600	8,270,096
Cash and cash equivalents, end of period	$1,680,060	$4,208,895

Supplemental disclosures of cash flow information:
Interest paid	$65,667	$248
Income tax paid	$800	$—

Supplemental disclosure of non-cash operating and financing activities:
Value of warrants issued as non-employee compensation included in prepaid expenses and other current assets	$278,876	$—
Debt discount attributable to beneficial conversion feature	$3,237,953	$—
Debt discount attributable to warrants	$3,087,307	$—
Deferred tax liability relating to beneficial conversion feature	$1,225,018	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Innovative Card Technologies, Inc. (“InCard”) include the amounts of its wholly-owned subsidiary, PSA Co. (“PSAC”) which was incorporated in the State of Delaware on August 27, 2003.

The Company has a history of recurring losses from operations and has an accumulated deficit of $30,830,339 as of June 30, 2008.  Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until 2009  As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.   There can be no assurances that funds will be available to the Company when needed or, if available, that such funds would be available under favorable terms.  In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional funds in the near future, the Company may seek protection under bankruptcy laws.

COMPANY OVERVIEW

The Company develops and markets secure powered cards for payment, identification, physical and logical access applications. Our main product, the InCard DisplayCard, integrates the security of a one-time password token directly into a card the size of a standard credit or debit card. A token is a portable physical device, typically in a key-fob form factor, that generates the one-time password (also referred to as a one-time passcode). At the push of a button on the back of the InCard DisplayCard, a one-time passcode (OTP) is shown on the card’s integrated display. During a transaction, this number is entered into a user interface with other information (such as the user’s static PIN and login name). This information is relayed to a backend system for multi-factor authentication. InCard does not provide the backend authentication server, but rather will integrate the InCard DisplayCard into authentication systems provided by other companies including distributors and other resellers of the InCard DisplayCard. The InCard DisplayCard’s OTP authentication works like tokens issued by ActivIdentity, RSA and VASCO but in a more convenient, wallet-sized card form factor.

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

The accompanying condensed consolidated unaudited financial statements of Innovative Card Technologies, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 1, 2008, and amendments thereto. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of June 30, 2008, and its results of operations for the periods presented. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated unaudited financial statements include the accounts of Innovative Card Technologies and its wholly owned subsidiary, PSA Co.  All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.   Revenue is not recognized on product sales transacted on a test or pilot basis.  Instead, receipts from these types of transactions offset marketing expenses.   Revenue from royalties is recognized with the passage of time in accordance with the underlying agreement.  The Company recognizes certain long-term contracts using the completed-contract method in accordance to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type of Contracts.”  No revenue has been recognized to date from these contracts.

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

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The cost incurred to acquire intangible assets, which are active and relate to products with a definitive life cycle, are amortized over the estimated useful life of three to five years. The Company assesses the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend. Based on anticipated future income and cash flows and other factors relevant in the opinion of the Company’s management, the buzzer patent was completely impaired during the year ended December 31, 2007.  No impairment was recognized during the three months or six months ended June 30, 2008.

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

The Company obtains the display, a key component for the Company’s InCard DisplayCard, from a single source, SmartDisplayer, pursuant to the Company’s agreement with SmartDisplayer. The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the InCard DisplayCard, delay production of the InCard DisplayCard for up to one year and impair the Company’s ability to manufacture and sell the InCard DisplayCard.

The Company assembles its InCard DisplayCard using a single source, NagraID, pursuant to a written agreement that expired on June 30, 2008.  The Company believes that alternative sources for this component in the event of a disruption or discontinuation in supply would not be available on a timely basis, which could disrupt Company operations relating to the InCard DisplayCard, delay production of the InCard DisplayCard for up to one year and impair the Company’s ability to manufacture and sell the InCard DisplayCard.  From July 1, 2008 forward, the Company will contract with NagraID on a purchase order basis until such time as a new written agreement, which is currently under discussion, is entered into by the parties.

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

Since their effect would have been anti-dilutive, common stock equivalents of 5,786,537 warrants and 3,012,569 stock options were excluded from the calculation of diluted loss per share for the six months ended June 30, 2008. Since their effect would have been anti-dilutive, common stock equivalents of 4,627,098 warrants and 2,254,498 stock options were excluded from the calculation of diluted loss per share for the six months ended June 30, 2007.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to FASB Statement No. 123, “Share-Based Payment,” “SFAS No. 123(R)”. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted this statement for the year ended December 31, 2006.

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

WARRANTS AND BENEFICIAL CONVERSION
FEATURE ON 8% CONVERTIBLE DEBENTURE

The Company accounts for warrants as liability instruments in accordance with paragraph 8 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The beneficial conversion feature associated with the senior secured convertible debenture is measured at its intrinsic value after allocation between the warrant and the debenture and before transaction costs in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”.  Debt proceeds are first allocated to the warrant (as it is a mark-to-market, fair-value liability instrument) and the remaining proceeds are allocated to the debt.  The debenture will be accreted to liquidation value over the debenture’s term of three years, using the effective interest rate method.

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

NOTE 3 - DEPOSITS ON RAW MATERIALS HELD FOR PRODUCTION

	June 30, 2008	December 31, 2007
	(unaudited)
Deposits on raw materials held for production (display and manufacturing component)	$869,052	$605,662
TOTAL	$869,052	$605,662

These deposits for raw materials are held by two vendors, are not refundable and are made pursuant to agreements as discussed in Note 2 under Major Suppliers.

NOTE 4 - RAW MATERIALS AND WORK IN PROGRESS INVENTORY HELD FOR PRODUCTION

Raw materials and work in progress inventory held for production at June 30, 2008 and December 31, 2007 consisted of the following and are stated at the lower cost or market, net of inventory reserves of $99,335 (unaudited) and $99,335, respectively:

	June 30, 2008	December 31, 2007
	(unaudited)
Raw materials held for production	$1,365,254	$1,315,960
Work in progress inventory	1,755,182	886,259
TOTAL	$3,120,436	$2,202,219

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Computer equipment	$103,189	$96,451
Office equipment	8,168	8,168
Furniture and fixtures	24,386	24,386
Leasehold improvements	—	5,608
Production equipment	284,220	277,474
	419,963	412,087
Less accumulated depreciation and amortization	(255,023)	(218,902)

TOTAL	$164,940	$193,185

Depreciation and amortization expense was $19,657 (unaudited) and $46,757 (unaudited) for the three months ended June 30, 2008 and 2007, respectively.

Depreciation and amortization expense was $41,731 (unaudited) and $91,432 (unaudited), for the six months ended June 30, 2008 and 2007, respectively.

The Company wrote-off fully amortized leasehold improvements amounting to $5,608 at June 30, 2008.

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

The provision for income taxes consisted of the following:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Current Provision:
Federal	—	—
State	$800	$—
Total Current Provision	$800	$—
Deferred provision (benefit)
Federal	—	—
State	—	—
Total deferred portion (benefit)	—	—
Total provision for income taxes	$800	$—

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Federal income tax at statutory rates	34%	34%
State income taxes, net of federal benefit	8%	6%
Change in valuation allowance	(54)%	(40)%
Tax credits	0%	0%
Change in fair value of warrant liability and other	12%	0%
Effective income tax rate	0%	0%

Utilization of the Company’s net operating losses (“NOLs”) are limited by the provisions of the Internal Revenue Code Section 382.  NOLs earned prior to an “ownership change”, as defined by Section 382, are subject to limitation.   As a result of this limitation, the Company reduced its deferred tax assets by $1,061,379 for the six months ended June 30, 2008.  No such adjustment was recorded in the six months ended June 30, 2007.

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

For the six months ended June 30, 2008, the cumulative unrecognized tax benefit was $79,352 which was netted against  deferred tax assets with a full valuation allowance, and if recognized there will be no effect on the Company’s effective tax rate. In accordance with EITF 05-08 the Company has recorded a deferred tax liability for the difference between book and tax accounting related to the beneficial conversion features of the Company’s convertible debentures.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

In March 2008, the Company entered into employment agreements with Steven Delcarson, its Chief Executive Officer, and Charles Caporale, its Chief Financial Officer.  The initial term of each agreement is for one year and is renewable.

In May 2008, the Company entered into employment agreements with Mark Poidomani, its Chief Technology Officer, and Vincent Schiavo, its Senior Vice President — Global Sales.  The initial term of Mr. Poidomani’s agreement is one year and is renewable.  Mr. Schiavo’s agreement may be terminated by either party at any time with or without cause.

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

WARRANTY

The Company guarantees the performance of its products for certain periods of time or usage, depending on the particular agreement with the customer.   In order to properly match revenue and related expenses, the Company makes an estimate of the cost associated with fulfilling its warranty obligations at the time of sale.

NOTE 8 - STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

COMMON STOCK

The Company has 75,000,000 authorized shares of $0.001 par value common stock.  In January 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 13 institutional and accredited investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Purchasers purchased $3.5 million of the Company’s 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture is convertible at the holder’s option into shares of common stock at $2.50 per share.  The Purchase Agreement has a forced conversion feature which allows the Company to force the conversion of the Debenture if the Company’s common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. The Company also issued to the Purchasers five-year common stock purchase warrants to purchase 700,000 shares of common stock at an exercise price of $2.75 per share (the “Warrants”).   Both the conversion price of the Debenture and the Warrant strike price were reset following the April 15, 2008 financing described below.

In April 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with EMC Corporation (“EMC”). Pursuant to the terms of the Purchase Agreement, EMC purchased $5.0 million of the Company’s 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture is convertible at the holder’s option into shares of common stock at $2.48 per share.  The Purchase Agreement has a forced conversion feature which allows the Company to force the conversion of the Debenture if the Company’s common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. The Company also issued to the Purchasers five-year common stock purchase warrants to purchase 1,008,064 shares of common stock at an exercise price of $2.728 per share (the “Warrants”).

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price

December 31, 2007	4,614,598	$1.43
Issued during 2008 (unaudited)	2,118,064	$2.69
Exercised during 2008 (unaudited)	(25,000)	$1.25
Outstanding, June 30, 2008 (unaudited)	6,707,662	$1.83

2004 STOCK INCENTIVE PLAN

The Company’s Board of Directors and stockholders approved the 2004 Stock Incentive Plan in August 2004. The 2004 Stock Incentive Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-statutory stock options, restricted InCard stock, stock appreciation rights and performance shares to the Company’s employees, directors and consultants.

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

The following summarizes stock option transactions for the period shown:

	Six Months Ended June 30, 2008
	(unaudited)
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at beginning of period	2,184,498	$1.97
Options granted	—	$—
Options forfeited	(140,000)	$3.54
Options expired	—	$—
Options exercised	(50,000)	$1.00

Outstanding at end of period	1,994,498	$1.89

Exercisable at end of period	1,559,498	$1.41

	Six Months Ended June 30, 2008
	(unaudited)
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	585,000	3.72
Options granted	—	$—
Options forfeited	(80,000)	$4.46
Options expired	—	$—
Options vested	(70,000)	$3.72

Non- vested at end of period	435,000	$3.58

The weighted average grant-date fair value of options granted during the six month periods ended June 30, 2008 and 2007 was $0 (unaudited) and $0 respectively, as no options were granted.

The weighted average remaining contractual lives of the options outstanding and options exercisable at June 30, 2008, were as follows:

	Options outstanding	Options exercisable

June 30, 2008 (unaudited)	6.53 years	6.24 years

2007 EQUITY INCENTIVE PLAN

The Company’s Board of Directors approved the 2007 Equity Incentive Plan in September 2007 and stockholders approved the 2007 Equity Incentive Plan in December 2007. The 2007 Equity Incentive Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-statutory stock options, restricted InCard stock, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants.

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

Without further stockholder approval, the 2007 Equity Incentive Plan may not issue incentive stock options after September 2017.  A summary of stock option activity and weighted average exercise prices for the six months ended June 30, 2008 is as follows:

	2008
	(unaudited)
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of period	68,511	$2.76
Options granted	1,906,666	$2.09
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—

Outstanding at end of period	1,975,177	$2.11

Exercisable at end of period	125,000	2.25

	2008
	(unaudited)
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	68,511	$2.76
Options granted	1,906,666	$2.09
Options forfeited	—	—
Options expired	—	—
Options vested	(125,000)	$2.25

Non- vested at end of period	1,850,177	$2.10

The weighted average remaining contractual lives of the options outstanding and options exercisable at June 30, 2008, were as follows:

	Options outstanding	Options exercisable

June 30, 2008 (unaudited)	9.77 years	9.75 years

The Company recorded $914,957 (unaudited) and $560,776 (unaudited) of compensation expense for employee stock options during the six month periods ending June 30, 2008 and June 30, 2007, respectively which is included in the administrative expense category. At June 30, 2008, there was a total of $2,985,049 of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 and 2007 Plans. The cost is expected to be recognized over a weighted average period of 1.43 years. The total fair value of shares vested during the six month period ended June 30, 2008 was approximately $158,750 (unaudited). The aggregate intrinsic value of total outstanding options and total exercisable options was $402,299 (unaudited) and $365,849 (unaudited), respectively as of June 30, 2008.

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

The Black Scholes assumptions used are listed below:

	Six Months Ended June 30,	Six Months Ended June 30,
	2008	2007

Risk free interest rate	3.45% to 3.91%	4.97%
Dividends	—	—
Volatility factor	88% to 132%	200%
Expected life	10 years	10 years
Annual forfeiture rate	0%	0%

NOTE 9 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at June 30, 2008 is $595,365 (unaudited), which is due to nCryptone, SA and payable in January 2009. Accounts payable - related parties at December 31, 2007 was $657,254 comprised of $642,733 due to nCryptone, SA, and due in January 2009 and $14,521 due to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm in which former director George Hoover is a partner, for legal services related to our intellectual property.   BSTZ is not a related party at June 30, 2008.

CONSULTING AGREEMENTS

In connection with his resignation as Chief Financial Officer in October 2007, Bennet Tchaikovsky and the Company entered into three separate agreements: an Indemnification Agreement, a Consulting Agreement, and a Separation Agreement. Beginning October 29, 2007 and ending on June 29, 2008, Mr. Tchaikovsky was paid $12,270 per month plus certain other reimbursements for assisting us with transitioning our new Chief Financial Officer.  As part of the Separation Agreement, Mr. Tchaikovsky fully released the Company in consideration for Mr. Tchaikovsky becoming vested in his remaining 60,000 unvested options and extending the termination period for all of his options.

The Company was a party to a Consulting Agreement with Forest Finkelstein, the son of Alan Finklestein during the years ended December 31, 2007, 2006 and 2005.  The agreement was cancelled in December 2007.  The Company paid Mr. Finklestein $0 (unaudited) and $42,500 (unaudited), respectively, during the six months ended June 30, 2008 and 2007. Forest Finkelstein is not a related party at June 30, 2008.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a former director of the Company, is a partner in. During the six months ended June 30, 2007, the Company paid $78,293 (unaudited) to this entity for legal services rendered.  Blakely, Sokoloff, Taylor & Zaffman is not a related party at June 30, 2008.

NOTE 10 - CONCENTRATION OF SUPPLIERS AND SIGNIFICANT CUSTOMERS

The Company currently relies on a limited number of suppliers to manufacture its products, and does not have a long-term contract with any of these suppliers. The Company also does not have internal manufacturing capabilities. Management believes that in the event of an interruption of service production of the DisplayCard would be delayed for up to one year.

Three customers account for 91% of the Company’s revenues and 92% of the Company’s accounts receivable.

NOTE 11 - CONVERTIBLE DEBENTURES

On January 8, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 13 institutional and accredited investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Purchasers purchased $3.5 million of the Company’s 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture: (i) bears interest at 8% per year, paid quarterly in cash or registered common stock, at the Company’s discretion; (ii) has a maturity of January 8, 2011, (iii) is convertible at the holder’s option into shares of common stock at $2.50 per share, (iv) is secured by all of the Company’s and its subsidiary’s assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement, and (v) has a forced conversion feature which allows the Company to force the conversion of the Debenture if the Company’s common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. The Company also issued to the Purchasers five-year common stock purchase warrants to purchase 700,000 shares of common stock at an exercise price of $2.75 per share (the “Warrants”). The Company used the net proceeds of the financing for working capital requirements and to pay down certain obligations. The Debenture also contains customary events of default provisions. As part of the transaction, the Company agreed to: (i) cut its monthly burn rate to $600,000 (ii) be compliant with NASDAQ listing requirements; and (iii) obtain shareholder approval prior to effectuating a reverse stock split.

Both the conversion price under the Debenture and the exercise price of the Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices and have been reset to $2.48 and $2.728 respectively as a result of the April financing discussed below.  The “full-ratchet” price protection does not apply to issuances of stock options and stock issuances to officers, directors, employees and consultants.  Both the conversion price of the Debenture and the Warrant strike price were reset following the April 15, 2008 financing described below.

Upon review of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, paragraphs 12-32, the Company concluded that all applicable requirements for equity treatment on the conversion feature were met. The intrinsic value of the conversion feature amounting to $1,534,460 was calculated in accordance with EITF 00-27 and recorded as additional paid-in capital and a corresponding reduction of the carrying value of the Debenture,.

The Company is accounting for the Warrants, issued in connection with the Debenture, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19. The warrant liability was valued at $1,464,459 at warrant issuance date. In accordance with EITF 00-19, the value of Warrants has been recorded as liability subject to marked-to-market revaluation at each period end. At June 30, 2008, the warrant liability was valued at $424,550.   The Company recorded a gain on the change in fair value of warrant liability of $1,039,907. The Company uses the Black Scholes model to value the liability. The assumptions used at January 8, 2008 and June 30, 2008 included expected volatility of 118% and 80%, a risk free interest rate of 3.16% and 3.34% and expected life of 5 and 4.5 years, respectively.

The discount attributable to the issuance date intrinsic value of the conversion feature and fair value of Warrants totaling $2,998,918 is being amortized using the effective interest method over the term of the Debenture. During the six months ended June 30, 2008, $181,863 of this discount was amortized to expense.

In connection with this Debenture, the Company incurred financing cost of $290,000. This financing cost was capitalized and amortized over the life of the Debenture using the effective interest method. During the six months ended June 30, 2008, $17,586 of the capitalized financing cost was amortized to expense.

As part of the transaction, the Company granted the investors registration rights with regard to: (i) the common shares issuable upon conversion of the Debentures; (ii) the common shares underlying the Warrants; and (iii) the common shares issuable as interest payments pursuant to the Debentures.  Pursuant to the registration rights agreement, the Company was required to use its best efforts to file a registration statement by June 7, 2008 and have it be declared effective by August 7, 2008.  The registration statement covering the registrable shares was timely filed and declared effective on July 3, 2008.   The Company has a continuing obligation to use its best efforts to maintain the registration statement effective until such time as all the registrable securities are eligible for resale without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144.

On April 15, 2008, the Company entered into a Securities Purchase Agreement with EMC Corporation (“EMC”). Pursuant to the terms of the agreement, EMC purchased $5 million of the Company’s 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture: (i) bears interest at 8% per year, paid quarterly in cash or, subject to certain conditions, registered shares of the Company’s common stock; (ii) has a maturity of April 15, 2011, (iii) is convertible at EMC’s option into shares of the Company’s common stock at $2.48 per share, (iv) is secured by all of the Company’s assets, including inventory, receivables, unencumbered equipment and intellectual property, and (v) has a forced conversion feature which allows the Company to force the conversion of the Debenture if the Company’s common stock trades above $5.00 for 20 consecutive trading days. Such a forced conversion may be limited by contractual restrictions on the amount of the Company’s common stock which EMC may own and certain other conditions. The Company also agreed to issue EMC five-year Common Stock Purchase Warrants to purchase 1,008,064 shares of the Company’s common stock at an exercise price of $2.728 per share. The Company is using the net proceeds of the financing for working capital requirements and to pay down certain obligations. The Debenture also contains customary events of default provisions. As part of the transaction, the Company agreed to: (i) maintain monthly burn rate at $600,000 or below, (ii) be compliant with NASDAQ listing requirements; and (iii) obtain shareholder approval prior to effectuating a reverse stock split and for the issuance of additional shares of the Company’s common stock. Both the conversion price of the Debenture and the exercise price of the Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants.  The Company agreed to grant registration rights to EMC, by filing a registration statement covering the shares of common stock issuable upon the conversion of the Senior Secured Convertible Debenture, exercise of the Common Stock Purchase Warrant, and issuable by the Company as interest payments by June 7, 2008, and to obtain effectiveness of that registration statement by August 7, 2008. The Company’s officers, directors, and 10% shareholders also executed agreements prohibiting the sales of the Company’s common stock by them until October 31, 2008. In connection with the transaction, the Company also secured voting agreements from its officers, directors and 10% shareholders approving the transaction in the event that the Company is required to seek such approval pursuant to the rules of the NASDAQ.

Both the conversion price under the Debenture and the exercise price under the Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants.

Upon review of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, paragraphs 12-32, the Company concluded that all applicable requirements for equity treatment on the conversion feature were met. The intrinsic value of the conversion feature amounting to $1,703,494 was calculated in accordance with EITF 00-27 and recorded as additional paid-in capital and a corresponding reduction of the carrying value of the Debenture.

The Company is accounting for the Warrants, issued in connection with the Debenture, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19. The warrant liability was valued at $1,622,848 at warrant issuance date. In accordance with EITF 00-19, the value of Warrants has been recorded as liability subject to marked-to-market revaluation at each period end. At June 30, 2008, the warrant liability was valued at $638,201.   The Company recorded a gain on the change in fair value of warrant liability of $984,647. The Company uses the Black-Scholes model to value the liability. The assumptions used at April 15, 2008 and June 30, 2008 included expected volatility of 80% and 80%, a risk free interest rate of 2.68% and 3.34% and expected life of 5 and 4.8 years, respectively.

The discount attributable to the issuance date intrinsic value of the conversion feature and fair value of Warrants totaling $3,326,342 is being amortized using the effective interest method over the term of the Debenture. During the six months ended June 30, 2008, $132,965 of this discount was amortized to expense.

In connection with this Debenture, the Company incurred financing cost of $237,500. This financing cost was capitalized and amortized over the life of the Debenture using the effective interest method. During the six months ended June 30, 2008, $9,484 of the capitalized financing cost was amortized to expense.

As part of the transaction, the Company granted the investors registration rights with regard to: (i) the common shares issuable upon conversion of the Debentures;  (ii) the common shares underlying the Warrants; and (iii) the common shares issuable as interest payments pursuant to the Debentures.  Pursuant to the registration rights agreement, the Company was required to use its best efforts to file a registration statement by June 7, 2008 and have it be declared effective by August 7, 2008.  The registration statement covering the registrable shares was timely filed and declared effective on July 3, 2008.   The Company has a continuing obligation to use its best efforts to maintain the registration statement effective until such time as all the registrable securities are eligible for resale without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144.

NOTE 12- SUBSEQUENT EVENT

On July 16, 2008, Innovative Card Technologies, Inc. (“Company”) received notice from the NASDAQ that it was not in compliance with Marketplace Rules for continued listing.  Specifically, the market value of Company’s listed securities is below $35,000,000 as required for continued inclusion by Marketplace Rule 4310(c)(3)(B) (“Rule”).  Therefore, in accordance with Marketplace Rule 4310(c)(8)(C), the Company will be provided 30 calendar days, or until August 15, 2008, to regain compliance.  If, at any time before August 15, 2008, the market value of listed securities of the Company’s common stock is $35,000,000 (a per share price in excess of $1.23 assuming 28,495,256 shares outstanding) or more for a minimum of 10 consecutive business days, the Company will be in compliance with the Rule.  If compliance with this Rule cannot be demonstrated by August 15, 2008, the NASDAQ will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the determination to a Listing Qualifications Panel.  Additionally, the Company does not meet the alternative requirements provided for in Marketplace Rules 4310(c)(3)(A) or 4310(c)(3)(C) dealing with shareholders’ equity and net income requirements, respectively.  In the event the Company is delisted, it will be in default under the Securities Purchase Agreements and Debentures discussed in Note 11 above.

ITEM 1A.  RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this report.  If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. As a result, you could lose all or a part of your investment.

You should carefully consider the risks described below as well as other information provided to you in this document.  The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently believes are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

We are an early stage company with an unproven business strategy. Our limited history of operations makes evaluation of our business and prospects difficult.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Since our incorporation on November 22, 2002, we have primarily been and continue to be involved in development of products using our power inlay technology and marketing these products to industry partners. In 1998, our founder commenced commercialization of our first product, the LensCard, and entered into license agreements with banks and credit card issuers, most of which have terminated. After discovering the possibility of placing power into an International Organization of Standards (ISO) compliant card, we began to focus our efforts on the development of our power inlay technology and not on the marketing of the LensCard. For these reasons, we expect that future orders for the LensCard will be insignificant. We closed our first commercial sale of our InCard DisplayCard, which uses our power inlay technology, in the fourth quarter of 2007. Although we believe that our power inlay technology and products under development have significant profit potential, we may not attain profitable operations and may not succeed in realizing our business objectives.

Our independent registered public accounting firm has raised concerns about our ability to continue as a going concern.

Our auditors have added an explanatory paragraph to their opinion on our financial statements for the year ended December 31, 2007 because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs and that we must raise additional capital in order to continue to operate our business. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

We have an accumulated deficit of $30,830,339 as of June 30, 2008 and we may never achieve profitability

We have incurred significant net losses every year since our inception, including net losses of $2,763,156, $14,333,622 and $6,866,614 for the six months ended June 30, 2008 and for the fiscal years ending December 31, 2007 and 2006, respectively. As of June 30, 2008, we had an accumulated deficit of $30,830,339. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date we have not generated significant revenues. We have used capital raised in October 2005, May 2006, January 2008 and April 2008 to sustain operations through the date of this report. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. However, we cannot assure you that we will ever be profitable.

To be successful we may require additional capital, which we may be unable to obtain.

We believe that our current cash, combined with anticipated revenue collections, will be sufficient to fund our operations through the middle of the fourth quarter of this year.  We currently do not have any binding commitments for, or readily available sources of additional financing, and we cannot assure you that such funding will be available at all or available on terms acceptable to us.  As we are in the early stage of manufacturing and have not sold substantial quantities of our products, we are unable to determine the amount of additional capital we will need to become successful. Unless we are able to generate significant sales from the InCard DisplayCard that cover the manufacturing costs and operating overhead, we will continue to incur net losses that exceed our revenue.

We depend on a limited number of suppliers, and we will be unable to manufacture or deliver our products if shipments from these suppliers stop, are late or are otherwise interrupted .

We obtain the battery, a key component for our power inlay technology, from a single source on a purchase order basis from Solicore, Inc. In the event of a disruption or discontinuation in supply, we could not obtain replacement batteries on a timely basis, which would disrupt our operations, delay production for up to one year and impair our ability to manufacture and sell our products.

We obtain the display, a key component for the InCard DisplayCard, from a single source, SmartDisplayer, under a written agreement. In the event of a disruption or discontinuation in supply, we could not obtain replacement displays on a timely basis, which would disrupt our operations, delay production for up to one year and impair our ability to manufacture and sell our InCard DisplayCard.

We assemble our InCard DisplayCard, using a single source, NagraID, under a written agreement by issuing written purchase orders that we pay in advance. We believe that we would be unable to obtain on a timely basis alternative sources for assembly in the event of a disruption, which would disrupt our operations, delay production for up to one year and impair our ability to manufacture and sell our InCard DisplayCard.

Our dependence upon outside suppliers exposes us to risks, including:

•                     the possibility that our suppliers will experience major disruptions in production, which is exacerbated by the fact that we are a major customer of our suppliers;

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

Our business strategy is to develop and market new products using our power inlay technology that can enhance payment and other information-bearing plastic cards. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

•                     mass produce the InCard DisplayCard at significantly lower cost;

•                     continue to fund research and development endeavors;

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

Establishment of patents and other proprietary rights by us and our suppliers is important to our success and our competitive position. Performance in the payment card industry can depend, among other factors, on patent protection. Our policy is to identify patentable inventions developed by our company, and to seek to acquire patent rights for such inventions. We mainly develop and patent technology in the fields of card enhancements and methods of card manufacturing. We seek to obtain a reasonably broad territorial protection for our patented technologies. We usually file initial patent applications in the United States, and subsequently file corresponding applications in   foreign countries depending on the relevant circumstances. We may elect to forego patent protection for some of our proprietary technologies   and treat such technologies as trade secrets. Despite our efforts to establish and protect our patents, trade secrets or other proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as much as the laws of the United States protect them. Our means of establishing and protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around our patents or our other proprietary rights.  We do not have patent protection for our InCard DisplayCard.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees and consultants, particularly Steven Delcarson, our President and Chief Executive Officer, Charles Caporale, our Chief Financial Officer, Craig Nelson, who supervises the manufacturing and testing of the InCard DisplayCard, Vincent Schiavo, our global head of sales, and Mark Poidomani, our chief technology officer, to formulate and implement our business plan, including the development of our power inlay technology. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry, and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

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

The power inlay technology has not been proven in full scale production. Failure to manufacture in mass production may have a material negative effect on our business strategy and operations.

Our power inlay technology has not been produced in mass production quantities as of yet.   We are applying our own resources and working in cooperation with other companies that have specialized technical expertise related to the power inlay technology for thin, flexible non-payment cards. We expect to enter into agreements that will grant us ownership or exclusive license rights to the manufacturing process of the power inlay technology for use in credit and other information-bearing plastic cards. Failure to secure or maintain exclusive rights or failure to successfully transition to full scale production, without the use of proprietary technology of others, may have a material negative effect on our business strategy and operations.

We rely substantially on third-party manufacturers. The loss of any third-party manufacturer could limit our ability to launch our products in a timely manner, or at all.

To be successful, we must manufacture, or contract for the manufacture of, our future products in compliance with industry standards and on a timely basis, while maintaining product quality and acceptable manufacturing costs. As discussed in the risk factor above, we are working in cooperation with other companies that have specialized technical expertise related to the manufacturing process of our power inlay technology for the InCard DisplayCard. We also currently use a limited number of sources for most of the supplies and services that we use in the manufacturing of our power inlay technology and prototypes. Our manufacturing strategy presents the following risks:

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

We are not aware of any product that is being mass produced (or in the final stages of development) in the same credit card form factor as our InCard DisplayCard that incorporates the token technology. However, there are companies creating tokens and random number generators for use in dual-factor authentication (as an item separate from the transaction card). For example, RSA, Vasco, and VeriSign token devices may be cost competitive to our technology but are not in a credit card form factor. Smart Card, biometrics, and software programs can provide multi-factor authentication competitive to our InCard DisplayCard.

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

As of August 4, 2008, we have 28,495,256 shares of common stock outstanding. Of these shares, 25,674,809 can be traded pursuant to a prospectus or via a transaction pursuant to Rule 144 under the Securities Act of 1933. On a fully diluted basis, including shares issuable upon exercise of warrants and stock options, we have 43,358,572 shares.

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

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of August 4, 2008, after taking into consideration our outstanding common and preferred shares, our board of directors will be entitled to issue up to 46,504,744 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

•                     authorize our board of directors to determine the rights, preferences, privileges and restrInCardions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders;

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

Our management has concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. If we fail to implement new or improved disclosure controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on such evaluation which disclosed numerous material weaknesses, our CEO and CFO have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. If we fail to implement new or improved disclosure controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

We have identified numerous material weaknesses in our internal control over financial reporting. If we fail to implement new or improved internal controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. Our non-affiliated market capitalization qualified us as a non-accelerated filer until the end of the 2007 fiscal year. As a result, we were required to include our management’s report on internal control over financial reporting in our Annual Report on Form 10-KSB for the 2007 fiscal year and were not required to include our auditors’ attestation report on our internal control over financial reporting.  Based on our June 30, 2008 market capitalization, we are once again a non-accelerated filer and will not be required to include our auditor’s attestation report in our 2008 fiscal year filing on Form 10-K.  As discussed in Item 8A to our Annual Report on Form 10-KSB/A filed with the SEC on June 18, 2008, we have concluded that, as of December 31, 2007, our internal control over financial reporting was not effective and have identified a number of material weaknesses in our internal control over financial reporting. While we intend to remedy these weaknesses during the current fiscal year, we may be unable to do so. If we fail to implement required new or improved controls there may be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

If we trigger an “event of default” under our debt agreements entered into in January 2008 and April 2008, the debt holders could require us to repay the loan in full and force a sale of all of our assets to do so, which could cause our common shareholders to incur a total loss on their investments in us.

Our debt agreements, entered into in January 2008 and April 2008, requires us to adhere to certain covenants relating to continued NASDAQ listing and the level of operating expense cash burn to avoid triggering an “event of default.” Failure to remain in compliance could prompt investors to call the debt and demand immediate repayment. We could be forced to seek bankruptcy protection if our loan is called and we are unable to repay the loan in full. All of our assets are pledged to the debt holders. If proceeds from the disposal of our assets are insufficient to repay the loan in full, common shareholders will receive nothing for their stock and suffer a total loss on their investments in us.

Failure to satisfy NASDAQ Capital Market listing requirements will result in our common stock being delisted from the NASDAQ Capital Market.

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “INVC.” For continued inclusion on the NASDAQ Capital Market, we must maintain, among other requirements, the market value of our listed securities above $35 million or approximately $1.23 per share based on current shares outstanding.   On July 16, 2008 we

were informed by NASDAQ that we did not meet the continued listing requirement.  We have until August 15, 2008 to regain compliance with the NASDAQ requirements.  If we are unable to maintain the market value of our listed securities for 10 consecutive days prior to August 15, 2008, our common stock could be removed from listing on the NASDAQ Capital Market.  If our common stock were delisted from the NASDAQ Capital Market, the trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. A delisting would likely also make it more difficult for us to raise funds through the sale of our securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission, particularly our Form 10-KSB and amendments thereto for the year ended December 31, 2007.

OVERVIEW

Since 2002, we have continued to develop our power inlay technology that is designed to bring power-based applications to the enterprise market and on-line banking market. Our present focus is the InCard DisplayCard power inlay technology which consists of a battery, circuit, and switch that can power applications on credit card sized cards and other information-bearing plastic cards. We have devoted a majority of our efforts to completing the development of our power inlay technology, initiating marketing and raising the financing required to do so and fund our expenses. We have generated limited revenues. Prior to the fourth quarter of 2007 these revenues derived primarily from licensing agreements of our LensCard product, most of which have terminated. At this time, we have no plans to renew the LensCard licensing agreements or to further market or sell the LensCard, unless requested by a customer.

Since inception, we have been unprofitable. We incurred net losses of $2,763,156 and $4,863,031 for the six months ending June 30, 2008 and 2007, respectively. As of June 30, 2008, we had an accumulated deficit of $30,830,339.  Our continued existence is dependent upon our ability to generate sales of the InCard DisplayCard or, if we are unable to do so in sufficient quantity to cover our expenses, to obtain additional financing. We further anticipate that after such introduction of the InCard DisplayCard in 2008, we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months for acquisition of inventory, retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology will continue to be significant.  In addition, our gross margin is greatly impacted by production volume.  At low levels of production our gross margin is in the single digits and may be negative.  At the higher volume levels our gross margin can be as high as 35% to 40%.  To date, our operations have been funded primarily through equity and debt financings totaling $30,303,691.

We believe that our current cash, combined with anticipated revenue collections, will be adequate to fund our operations until mid-way through the fourth quarter 2008.  If we are unable to raise additional financing by that date, we will be forced to curtail our operations or seek bankruptcy protection.    We anticipate that we will not be able to generate sales of the InCard DisplayCard in substantial quantities until the second half of 2008 to support our cash needs since the sales cycle for that product is longer than originally anticipated.

Our backlog, which consists of orders received but not yet shopped, totals $1.2 million at June 30, 2008, most of which we expect to deliver in the third and fourth quarter of 2008.

We raised $3,500,000 of operating capital in January 2008 and $5,000,000 in April 2008 (see Equity and Debt Financings and Accounts Payable in this Item 2) but may be unable to raise additional operating capital on terms satisfactory to us, if at all. There can be no assurances that we will be able to raise operating capital on satisfactory terms, or that sufficient revenues will be generated from the sales of our product in order to sustain our operations. Should our cash and liquidity position become severe, we would need to limit our operations which would harm the value of your investment in the Company.

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

We have generated revenue from three sources: sale of the InCard DisplayCard, licensing of the LensCard to various credit card issuers and selling the LightCard to a credit card issuer. The LensCard is composed of a credit card with a small magnifying lens embedded into the card. The LightCard is composed of a credit card that when a button is pressed a small LED light is activated. We sell time-based licenses to various credit card issuers for the LensCard. We recognize royalties attributable to these time-based licenses as they are sold to the credit card issuers’ customers. Royalty revenue is recognized when each LensCard is sold by an issuer in accordance with SAB 104.

We anticipate that the majority of our revenues in the coming year will come from the InCard DisplayCard. We intend to sell these cards through resellers.  We do not recognize revenue when we sell the InCard DisplayCard in small quantities under a test or pilot program.  Cash receipts from these transactions are used to offset marketing expenses.

The revenue generated from the LensCard and LightCard is negligible, and we expect that the sales of these products will have no impact on our results of operations.

Deferred revenue is recorded when the payments from a reseller are received by us prior to the sale of an InCard DisplayCard to the resellers’ customer.

Accounts receivable allowances. Our sales to date have been to large credit card issuers and we have been successful in collecting for products and services. Consequently, we have no allowances for doubtful accounts. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers.

Warranty expense.  We estimate the cost associated with meeting our warranty obligations for the sale of our products.  The initial estimate and changes to the estimate are charged to cost of goods sold  at the time of sale of the product.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2008 AND JUNE 30, 2007

OVERVIEW

Our financial results for the three months ended June 30, 2008 reflect a net loss of $800,715, or $0.03 per share (basic and diluted), compared to a net loss of $2,656,224, or $0.09 per share (basic and diluted), for the three months ended June 30, 2007.

The major factors contributing to our decreased net loss of $800,715 during the three month period ended June 30, 2008 were an increase in our gross margin of $334,641, a decrease in operating expenses of $214,096 and a decrease in the fair value of our warrant liability as a result of the decline in our stock price.  Offsetting this was $419,978 of interest expense associated with our 2008 financings.

Revenue.  In the 2008 period, revenue is from the sale of the InCard DisplayCard and the clamshell.  In the 2007 period, revenue consists of royalties from the LensCard.   We believe that future revenue will be primarily from the sales of the InCard DisplayCard; revenue from LensCard royalties is expected to be negligible.

Total revenue increased from $1,089 for the three months ended June 30, 2007 to $800,209 for the three months ended June 30, 2008.  The increase is attributable to sales of the InCard DisplayCard and the clamshell in the current period.  For the three months ended June 30, 2007, revenue was from LensCard royalties.

Cost of goods sold - Cost of goods sold increased to $859,875 for the three months ended June 30, 2008 from $395,396 for the same period in the prior year.  The components of cost of goods sold are as follows:

	3 mos ended June 30, 2008	3 mos ended June 30, 2007
Cost of finished goods sold	$709,962	$
Inventory write-off (scrap)	78,917		395,396
Warranty reserve	70,996
Total cost of goods sold	$859,875		$395,396

No cost of goods sold is associated with LensCard royalties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation and amortization expense.

Administrative expense decreased to $1,656,715 for the three months ended June 30, 2008 from $1,832,454 for the three months ended June 30, 2007.  The major contributors to the reduction in administrative expenses were a reduction in due diligence expenses related to our planned acquisition in the 2007 period of one of our suppliers, a reduction in travel and entertainment expenses and a reduction in marketing expenses.   Offsetting this was an increase in salary and related expenses and charges relating to a warrant issuance to our investor relations consultant.  We anticipate that administrative expenses will remain relatively flat for the remainder of 2008.

Consulting expense. Consulting expense consists of payments made to independent contractors that provided services to us.

Consulting expense increased to $134,427 for the three months ended June 30, 2008 from $115,739 in the 2007 period.  We anticipate that our consulting expense will remain fairly constant for the remainder of the year.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense decreased to $201,192 for the three months ended June 30, 2008 from $203,695 for the three months ended June 30, 2007.  We anticipate that professional fees will remain fairly steady for the remainder of 2008.

Research and Development. Research and development expense consists primarily of costs relating to further development of the InCard DisplayCard.

Research and development costs decreased to $118,539 for the three months ended June 30, 2008 from $173,081 for the three months ended June 30, 2007 primarily due to a shift in focus from R&D to manufacturing.   We expect our research and development expenses to decrease for the remainder of the year.

Change in fair value of warrant liability and other income - Due to the decline in our stock price, the valuation of our warrant liability decreased by $1,898,895 in the 2008 period.  We had no warrant liability at June 30, 2007.  We also recognized a loss on the sublet of our previous office space of $120,796.

Interest income. Interest income decreased to $11,703 for the three months ended June 30, 2008 from $63,152 for the three months ended June 30, 2007 due to the reduced cash on hand during the 2008 period.

Interest expense. Interest expense increased to $419,978 for the three months ended June 30, 2008 from $100 for the three months ended June 30, 2007.  The 2008 period interest relates to our $8.5 million 8% senior secured convertible debentures issued in January and April 2008.  We had no debt during the 2007 period.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND JUNE 30, 2007

OVERVIEW

Our financial results for the six months ended June 30, 2008 reflect a net loss of $2,763,156 or $0.10 per share (basic and diluted), compared to a net loss of $4,863,031, or $0.17 per share (basic and diluted), for the six months ended June 30, 2007.

The major factors contributing to our decreased net loss of $2,763,156 for the six months ended June 30, 2008 were an increase in gross margin of $340,103, a decrease in operating expenses of $563,839 and a decrease in the fair value of our warrant liability as a result of the decline in our stock price.  Offsetting this was $585,359 of interest expense associated with our 2008 financings.

Revenue.  In the 2008 period, revenue is from the sale of the InCard DisplayCard.  In the 2007 period, revenue consists of royalties from the LensCard.   We believe that future revenue will be primarily from the sales of the InCard DisplayCard; revenue from LensCard royalties is expected to be negligible.

Total revenue increased from $2,509 for the six months ended June 30, 2007 to $1,017,425 for the six months ended June 30, 2008. The increase is attributable to sales of the InCard DisplayCard in the current period.  For the six months ended June 30, 2007, revenue was from LensCard royalties.

Cost of goods sold - Cost of goods sold increased to $1,070,209 for the six months ended June 30, 2008 from $395,396 for the same period in the prior year.  The components of cost of goods sold are as follows:

	6 mos ended June 30, 2008	6 mos ended June 30, 2007
Cost of finished goods sold	$846,636	$
Inventory write-off (scrap)	84,664	395,396
Warranty reserve	138,909
Total cost of goods sold	$1,070,209	$395,396

No cost of goods sold is associated with LensCard royalties.

Administrative. Administrative expense consists of travel and marketing expenses, compensation expense, administrative fees and depreciation and amortization expense.

Administrative expense decreased from $3,344,329 for the six months ended June 30, 2007 to $3,046,646 for the six months ended June 30, 2008.  The major contributors to the reduction in administrative expenses were a reduction in due diligence expenses related to our planned acquisition in the 2007 period of one of our suppliers, a reduction in travel and entertainment expenses, a reduction in marketing expenses and a reduction in depreciation.   Offsetting this was an increase in salary and related expenses and charges relating to a warrant issuance to our investor relations consultant.  We anticipate that administrative expenses will remain relatively flat for the remainder of 2008.

Consulting expense. Consulting expense consists of payments made to an independent contractor that provided services to us.

Consulting expense increased from $231,631 for the six months ended June 30, 2007 to $254,525 for the same period in 2008.   We anticipate that our consulting expense will remain fairly constant for the remainder of the year.

Professional fees expense. Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us.

Professional fees expense decreased from $567,218 for the six months ended June 30, 2007 to $449,223 for the six months ended June 30, 2008.   Professional fees expense decreased as the result of a reduction in audit and accounting fees.  We anticipate that professional fees will remain fairly steady for the remainder of the year.

Research and Development. Research and development expense consists primarily of costs relating to the development of new credit card enhancements.

Research and development costs decreased from $469,410 for the six months ended June 30, 2007 to $298,355 for the six months ended June 30, 2008 due to the termination of our agreement with nCryptone for technical support and a shift in focus from R&D to manufacturing.  We expect our research and development expenses to decrease for the remainder of the year.

Change in fair value of warrant liability - Due to the decline in our stock price, the valuation of our warrant liability decreased by $2,024,556 in the 2008 period.  We had no warrant liability at June 30, 2007.  We also recognized a loss on the sublet of our previous office space of $120,796.

Interest income. Interest income decreased from $142,692 for the six months ended June 30, 2007 to $20,776 for the six months ended June 30, 2008 due to the reduced cash on hand during the 2008 period.

Interest expense. Interest expense increased from $248 for the six months ended June 30, 2007 to $585,359 for the six months ended June 30, 2008.  The 2008 period interest relates to our $8.5 million 8% senior secured convertible debentures issued in January and April 2008.  We had no debt during the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash and cash equivalent balances, which were $1,680,060 at June 30, 2008 and $4,208,895 as of June 30, 2007. Since our inception, we have incurred significant losses, and as of June 30, 2008 and 2007 we had an accumulated deficit of $30,830,339 and $18,596,592, respectively.

Net cash used in operating activities was $6,668,555 for the six months ended June 30, 2008 as compared with $4,012,445 for the six months ended June 30, 2007. This increase in cash used was primarily due to an increased use of working capital to build inventory in anticipation of increased sales and reduce trade accounts payable to a more current level.

Net cash used in investing activities was $13,485 for the six months ended June 30, 2008 as compared with $64,509 for the six months ended June 30, 2007.  We purchased less production and testing equipment in the 2008 period.

Net cash provided by financing activities was $8,022,500 for the six months ended June 30, 2008 as compared to $15,753 for the six months ended June 30, 2007. The increase is the result of our issuance of $8.5 million of 8% senior secured convertible debentures in January and April 2008.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded primarily through equity and debt financings totaling $30,303,691. We believe that our current cash, combined with anticipated revenue collections, will be sufficient to fund our operations until mid-way through the fourth quarter of 2008.  If we are able to successfully sell the InCard DisplayCard in substantial quantities during the third and fourth quarters of 2008, we may be able to continue operations through the spring of 2009.   Our significant equity and debt financings from January 1, 2006 through May 6, 2008 are described below.

On May 30, 2006, we issued 3,785,500 shares of common stock at a price of $3.00 per share to accredited investors pursuant to a private placement for total gross proceeds of $11,356,500. In connection with the transaction, T.R. Winston & Company served as placement agent for the securities sold and received a net commission of 5% of the total gross proceeds and a warrant to purchase 113,565 shares of our common stock at an exercise price of $3.30 per share that expire on May 30, 2011.   The warrant issued to T.R. Winston & Company has full ratchet anti-dilution protection, for so long as it is outstanding, in the event we issue common shares or common share equivalents for a price less than $3.00 per share.  No adjustment is required in the event of certain exempt issuances as more fully contained in the warrant.  The warrant exercise price was reset following the April 15, 2008 financing described below.

On June 28, 2006, we purchased rights relating to the InCard DisplayCard from nCryptone for 4,500,000 shares of our common stock and acquired a license to use a patent for $1,000,010 that was due by June 27, 2007. We have paid $400,000 towards the cost of the patent through March 31, 2008. The remainder is due in January 2009.

On January 8, 2008, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 13 institutional and accredited investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Purchasers purchased $3.5 million of our 8% Senior Secured Convertible Debenture (“Debenture”). The Debenture: (i) bears interest at 8% per year, paid quarterly in cash or registered common stock, at our discretion; (ii) has a maturity of January 8, 2011, (iii) is convertible at the holder’s option into shares of our common stock at $2.50 per share, (iv) is secured by all of our and our subsidiary’s assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement, and (v) has a forced conversion feature which allows us to force the conversion of the Debenture if our common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. We also issued to the Purchasers five-year common stock purchase warrants to purchase 700,000 shares of our common stock at an exercise price of $2.75 per share (the “Warrants”). We used the net proceeds of the financing for our working capital requirements and to pay down certain obligations.  Both the conversion price of the Debenture and the Warrant strike price were reset following the April 15, 2008 financing discussed below.

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

FUTURE NEEDS

We believe that our current cash of $630,000 as of August 1, 2008, combined with anticipated revenue collections, will provide us with sufficient resources to fund our operations mid-way through the fourth quarter 2008.  If we are able to successfully sell the InCard DisplayCard in substantial quantities during the third and fourth quarters of 2008 we may be able to continue operations through the spring of 2009.  If we need additional capital, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

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

•                  We did not properly account for modifications made to stock option grants in accordance with SFAS 123(R) resulting in a late journal entry being made to prevent the financial statements from being misleading.   The modifications were the result of accelerating the vesting of existing stock options and extended the exercise period for three officers and directors whose service to the Company was terminated in the fourth quarter of 2007.  The modifications were not required by the terms of the officers/directors employment agreements, or by the terms of the stock option plans, or by the terms of the stock option grants but were done solely as part of the officers/directors separation agreements.    We accounted for the terminations by expensing that portion of the unrecognized compensation expense relating to these three former officers/directors.  We recalculated the expense as part of the year end closing following a further review of the authoritative literature.

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

Through the date of this report we have made the following changes in internal control over financial reporting:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

•                  On January 4, 2008, we issued a common stock purchase warrant to purchase 60,000 of our common shares at $2.49 per share to one of our consultants. The warrant has a ten year exercise period.

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

•                  On March 27, 2008, pursuant to our 2007 Equity Incentive Plan, we issued to our CEO an option to purchase 1,000,000 common shares at $2.25 per share.  The option vests over a period of 36 months upon the occurrence of certain milestones and has duration of 10 years.   For a more detailed description of the option and the vesting conditions, please refer to our Current Report filed with the SEC on Form 8-K on April 2, 2008.

•                  On March 27, 2008, pursuant to our 2007 Equity Incentive Plan, we issued to our CFO an option to purchase 200,000 common shares at $2.25 per share.  The option vests over a period of 36 months upon the occurrence of certain milestones and has duration of 10 years.  For a more detailed description of the option and the vesting conditions, please refer to our Current Report filed with the SEC on Form 8-K on April 2, 2008.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted on and approved by stockholders at the annual meeting of the stockholders of the Company held on June 17, 2008:

1. The election of five directors to serve until the 2009 annual meeting of stockholders.

2. The ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

The number of votes cast at the annual meeting in person and by proxy for each matter is as set forth in the following table:

Matter voted upon	For	Against/Withheld	Abstentions/Broker Non-votes
Election of Donald Joyce	18,570,769	50,018
Election of W. Robert Ramsdell	18,570,684	50,103
Election of Richard Nathan	18,565,684	55,103
Election of Scott V. Ogilvie	18,570,769	50,018
Election of Henry L. Tredennick III	18,565,684	55,103
Ratification of appointment of Singer Lewak Greenbaum & Goldstein LLP	18,603,406	13,760	3,621

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE CARD TECHNOLOGIES, INC.

Date: August 8, 2008	/s/ Steven R. Delcarson
Steven R. Delcarson
Chief Executive Officer

Date: August 8, 2008	/s/ Charles M. Caporale
Charles M. Caporale
Chief Financial Officer

EXHIBIT INDEX

2.1(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2(2)	Amended and Restated Bylaws of the registrant, as currently in effect

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.1(2)	2004 Stock Incentive Plan

10.2(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd.,#2160, Los Angeles, California 90025, dated January 5, 2003

10.3(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7(2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8(2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(2)	Promissory note (1oan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13(2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14(2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15(2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16(2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17(2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18(2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19(2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20(2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21(2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22(2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23(2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24(2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25(2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26(2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27(2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28(2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29(5)	Form of Lock-Up agreement by and between registrant’s directors and executive officers pursuant to the private placement dated October 19, 2005

10.30(4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31(4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33(6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34(9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35(9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36(9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37(10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38(10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39(10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40(10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41(11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42(8)	Indemnification Agreement

10.43(7)	Code of Ethics

10.44(13)	Separation and Release Agreement dated October 29, 2007 between Bennet P. Tchaikovsky and Registrant

10.45(13)	Consulting Services Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.46(13)	Indemnity Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky
10.47(14)	2007 Equity Incentive Plan

10.48(15)	Form of Indemnity Agreement

10.49(16)	Alan Finkelstein Severance and Resignation Letter

10.50(17)	Form of Securities Purchase Agreement, dated as of January 8, 2008

10.51(17)	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008

10.52(17)	Form of Common Stock Purchase Warrant issued January 8, 2008

10.53(17)	Form of Registration Rights Agreement, dated as of January 8, 2008

10.54(17)	Form of Security Agreement, dated as of January 8, 2008

10.55(17)	Form of Subsidiary Guarantee, dated as of January 8, 2008

10.56(17)	Form of Voting Agreement, dated as of January 8, 2008

10.57(17)	Form of Lock-Up Agreement, dated as of January 8, 2008

10.58(18)	Employment Agreement dated March 27, 2008 between Registrant and Steven R. Delcarson

10.59(18)	Employment Agreement dated March 27, 2008 between Registrant and Charles M. Caporale

21.1(2)	List of subsidiaries

31.1(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2(1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32(1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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