Form 10-Q/A
period 2008-06-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2008-09-18
CIK 1300578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q / A

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

INNOVATIVE CARD TECHNOLOGIES, INC.

EXPLANATORY NOTE

This amendment to the Company’s Form 10-Q, which was filed on August 8, 2008, corrects an error in the Balance Sheet by netting the Company’s deferred tax liability against its valuation allowance.    As a result of this correction, additional paid-in capital at June 30, 2008 increases to $33,072,833 from $31,847,815, total stockholders’ equity increases to $2,270,977 from $1,045,959, and deferred tax liability decreases to $0 from $1,225,018.  There was no effect on the Company’s  total assets, total liabilities and stockholders’ equity, or working capital.  Additionally, there was no effect on the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	Restated
	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,680,060	$339,600
Accounts receivable	824,128	13,077
Prepaids and other current assets	341,314	54,127
Deposits on raw materials held for production	869,052	605,662
Raw materials held for production	1,365,254	1,315,960
Work in progress inventory	1,755,182	886,259
Total current assets	6,834,990	3,214,685

Property and equipment, net	164,940	193,185
Deferred debt issuance cost	500,420	—
Deposits	96,860	177,747
Intangible assets, net	1,762,554	2,075,953
Total assets	$9,359,764	$5,661,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,883,228	$3,660,044
Accounts payable - related parties	595,365	657,254
Warranty reserve	108,806	27,816
Deferred revenue	949,069	898,585
Total current liabilities	3,536,468	5,243,699

8% convertible debenture, net of $6,010,432 discount	2,489,568	—
Warrant liability	1,062,751	—
Total liabilities	7,088,787	5,243,699

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock $0.001 par value, 5,000,000 shares authorized, 0 (unaudited) and 0 shares issued and outstanding		—
Common stock $0.001 par value, 75,000,000 shares authorized, 28,495,256 (unaudited) and 28,433,116 issued and outstanding	28,483	28,433
Additional paid-in capital	33,072,833	28,456,621
Accumulated deficit	(30,830,339)	(28,067,183)
Total stockholders’ equity	2,270,977	417,871
Total liabilities and stockholders’ equity	$9,359,764	$5,661,570

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$800,209	$1,089	$1,017,425	$2,509
Cost of Goods Sold	859,875	395,396	1,070,209	395,396
Gross Margin	(59,666)	(394,307)	(52,784)	(392,887)
Operating expenses
Administrative	1,656,715	1,832,454	3,046,646	3,344,329
Consulting fees	134,427	115,739	254,525	231,631
Professional fees	201,192	203,695	449,223	567,218
Research and development	118,539	173,081	298,355	469,410
Total operating expenses	2,110,873	2,324,969	4,048,749	4,612,588
Loss from operations	(2,170,539)	(2,719,276)	(4,101,533)	(5,005,475)
Other income (expense)

Change in fair value of warrant liability and other expense	1,778,099		1,903,760
Interest income	11,703	63,152	20,776	142,692
Interest expense	(419,978)	(100)	(585,359)	(248)
Total other income	1,369,824	63,052	1,339,177	142,444

Loss before provision for income taxes	(800,715)	(2,656,224)	(2,762,356)	(4,863,031)
Provision for income taxes	—	—	(800)	—
Net loss	$(800,715)	$(2,656,224)	$(2,763,156)	$(4,863,031)
Basic and diluted loss per share	$(0.03)	$(0.09)	$(0.10)	$(0.17)
Basic and diluted weighted-average common shares outstanding	28,486,411	28,420,616	28,459,763	28,415,133

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

NOTE 1A – RESTATEMENT

This amendment to the Company’s Form 10-Q, which was filed on August 8, 2008, restates its Consolidated Balance Sheet at June 30, 2008 to correct the following error:

The Company erroneously recorded a deferred tax liability for the difference between book and tax accounting related to the beneficial conversion features of the Company’s 8% senior secured convertible debentures instead of netting the liability against the Company’s valuation allowance.

The net effect of  the correction of this error was to:

•                  Decrease the Company’s total liabilities by $1,225,018 from $8,313,805 to $7,088,787;

•                  Increase the Company’s additional paid-in capital by $1,225,018 from $31,847,815 to $33,072,833;

•                  Increase the Company’s total stockholders’ equity by $1,225,018 from $1,045,959 to $2,270,977.

The correction of the error has resulted in no change to the Company’s reported Consolidated Statement of Operations for the three and six months ending June 30, 2008 and Consolidated Statement of Cash Flows for the six months ending June 30, 2008.

Following is a reconciliation of the Company’s restatement of the Consolidated Balance Sheet at June 30, 2008:

	Unaudited	Unaudited
	June 30,	June 30,
	2008	2008
	(As restated)	(As reported)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,680,060	$1,680,060
Accounts receivable	824,128	824,128
Prepaids and other current assets	341,314	341,314
Deposits on raw materials held for production	869,052	869,052
Raw materials held for production	1,365,254	1,365,254
Work in progress inventory	1,755,182	1,755,182
Total current assets	6,834,990	6,834,990

Property and equipment, net	164,940	164,940
Deferred debt issuance cost	500,420	500,420
Deposits	96,860	96,860
Intangible assets, net	1,762,554	1,762,554
Total assets	$9,359,764	$9,359,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,883,228	$1,883,228
Accounts payable - related parties	595,365	595,365
Warranty reserve	108,806	108,806
Deferred revenue	949,069	949,069
Total current liabilities	3,536,468	3,536,468

Deferred tax liability	—	1,225,018
8% convertible debenture, net of $6,010,432 discount	2,489,568	2,489,568
Warrant liability	1,062,751	1,062,751
Total liabilities	7,088,787	8,313,805

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock $0.001 par value, 5,000,000 shares authorized, 0 (unaudited) and 0 shares issued and outstanding	—	—
Common stock $0.001 par value, 75,000,000 shares authorized, 28,495,256 (unaudited) and 28,433,116 issued and outstanding	28,483	28,483
Additional paid-in capital	33,072,833	31,847,815
Accumulated deficit	(30,830,339)	(30,830,339)
Total stockholders’ equity	2,270,977	1,045,959
Total liabilities and stockholders’ equity	$9,359,764	$9,359,764

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

NOTE 11 - 8% SENIOR SECURED CONVERTIBLE DEBENTURES

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

NOTE 12- SUBSEQUENT EVENT

On July 16, 2008, Innovative Card Technologies, Inc. (“Company”) received notice from the NASDAQ that it was not in compliance with Marketplace Rules for continued listing.  Specifically, the market value of Company’s listed securities is below $35,000,000 as required for continued inclusion by Marketplace Rule 4310(c)(3)(B) (“Rule”).  Therefore, in accordance with Marketplace Rule 4310(c)(8)(C), the Company was provided until August 15, 2008, to regain compliance.  On August 19, 2008, Innovative Card Technologies, Inc. (NASDAQ: INVC) received a notice of non-compliance from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market indicating that the Company did not regain compliance with the minimum $35,000,000 market value of listed securities requirement set forth in Marketplace Rule 4310(c)(8)(B).  As a result, the Company’s securities are subject to delisting from The NASDAQ Capital Market.  The Company has appealed the determination of the Staff and has scheduled a hearing for October 23, 2008 with the NASDAQ Hearings Panel (the “Panel”). The delisting action has been stayed pending a final written decision by the Panel.  Additionally, the Company does not meet the alternative requirements provided for in Marketplace Rules 4310(c)(3)(A) or 4310(c)(3)(C) dealing with shareholders’ equity and net income requirements, respectively.  In the event the Company is delisted, it will be in default under the Securities Purchase Agreements and Debentures discussed in Note 11 above.

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

Our debt agreements, entered into in January 2008 and April 2008 in connection with the sale of our 8% Senior Secured Debentures, require us to adhere to certain covenants relating to continued NASDAQ listing and the level of operating expense cash burn to avoid triggering an “event of default.” Failure to remain in compliance could prompt investors to call the debentures and demand immediate repayment.  We have been notified that our listed securities are subject to delisting from The NASDAQ Capital Market due to our failure to comply with Marketplace Rule 4310(c)(3)(B).  We have appealed  the finding and a hearing is scheduled for October 23, 2008 with the NASDAQ Hearings Panel (the “Panel”). The delisting action has been stayed pending a final written decision by the Panel.  If we lose our appeal we will be delisted which will result in an event of default under the debentures. In such instance, we could be forced to seek bankruptcy protection which would result in a total loss of our common shareholders’ investment.

Failure to satisfy NASDAQ Capital Market listing requirements will result in our common stock being delisted from the NASDAQ Capital Market.

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “INVC.” For continued inclusion on the NASDAQ Capital Market, we must maintain, among other requirements, the market value of our listed securities above $35,000,000 or approximately $1.23 per share based on current shares outstanding.   On July 16, 2008 we

were informed by NASDAQ that we did not meet the continued listing requirement.   Specifically, the market value of our listed securities is below $35,000,000 as required for continued inclusion by Marketplace Rule 4310(c)(3)(B) (“Rule”).  Therefore, in accordance with Marketplace Rule 4310(c)(8)(C), we were provided until August 15, 2008 to regain compliance.  On August 19, 2008, we received a notice of non-compliance from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market indicating that we did not regain compliance with the minimum $35,000,000 market value of listed securities requirement set forth in Marketplace Rule 4310(c)(8)(B).  As a result, our securities are subject to delisting from The NASDAQ Capital Market.  The Company has appealed the determination of the Staff and has scheduled a hearing for October 23, 2008 with the NASDAQ Hearings Panel (the “Panel”). The delisting action has been stayed pending a final written decision by the Panel.  Additionally, the Company does not meet the alternative listing requirements provided for in Marketplace Rules 4310(c)(3)(A) or 4310(c)(3)(C) dealing with shareholders’ equity and net income requirements, respectively.  In the event the Company is delisted, it will be in default under the Securities Purchase Agreements and Debentures discussed in Note 11 to our financial statements.  If our common stock were delisted from the NASDAQ Capital Market, the trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. A delisting would likely also make it more difficult for us to raise funds through the sale of our securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted on and approved by stockholders at the annual meeting of the stockholders of the Company held on June 17, 2008:

1. The election of five directors to serve until the 2009 annual meeting of stockholders.

2. The ratification of the appointment of Singer Lewak LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

The number of votes cast at the annual meeting in person and by proxy for each matter is as set forth in the following table:

Matter voted upon	For	Against/Withheld	Abstentions/Broker Non-votes
Election of Donald Joyce	18,570,769	50,018
Election of W. Robert Ramsdell	18,570,684	50,103
Election of Richard Nathan	18,565,684	55,103
Election of Scott V. Ogilvie	18,570,769	50,018
Election of Henry L. Tredennick III	18,565,684	55,103
Ratification of appointment of Singer Lewak LLP	18,603,406	13,760	3,621

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE CARD TECHNOLOGIES, INC.

Date: September 18, 2008	/s/ Steven R. Delcarson
Steven R. Delcarson
Chief Executive Officer

Date: September 18, 2008	/s/ Charles M. Caporale
Charles M. Caporale
Chief Financial Officer

EXHIBIT INDEX

2.1(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2(2)	Amended and Restated Bylaws of the registrant, as currently in effect

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.1(2)	2004 Stock Incentive Plan

10.2(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd.,#2160, Los Angeles, California 90025, dated January 5, 2003

10.3(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated June 22, 2004

10.7(2)	Shares for debt agreement between registrant and Bradley Ross, dated June 22, 2004

10.8(2)	Shares for debt agreement between registrant and Luc Berthoud, dated June 22, 2004

10.9(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(2)	Promissory note (1oan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13(2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14(2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15(2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16(2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17(2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18(2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19(2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20(2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21(2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22(2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23(2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24(2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25(2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26(2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27(2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28(2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29(5)	Form of Lock-Up agreement by and between registrant’s directors and executive officers pursuant to the private placement dated October 19, 2005

10.30(4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31(4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33(6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34(9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35(9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36(9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37(10)	Asset Agreement dated June 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38(10)	Registration Rights Agreement dated June 28, 2006 by and between Registrant and NCrytone, SA

10.39(10)	License Agreement dated June 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40(10)	License Agreement dated June 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41(11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42(8)	Indemnification Agreement

10.43(7)	Code of Ethics

10.44(13)	Separation and Release Agreement dated October 29, 2007 between Bennet P. Tchaikovsky and Registrant

10.45(13)	Consulting Services Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.46(13)	Indemnity Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.47(14)	2007 Equity Incentive Plan

10.48(15)	Form of Indemnity Agreement

10.49(16)	Alan Finkelstein Severance and Resignation Letter

10.50(17)	Form of Securities Purchase Agreement, dated as of January 8, 2008

10.51(17)	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008

10.52(17)	Form of Common Stock Purchase Warrant issued January 8, 2008

10.53(17)	Form of Registration Rights Agreement, dated as of January 8, 2008

10.54(17)	Form of Security Agreement, dated as of January 8, 2008

10.55(17)	Form of Subsidiary Guarantee, dated as of January 8, 2008

10.56(17)	Form of Voting Agreement, dated as of January 8, 2008

10.57(17)	Form of Lock-Up Agreement, dated as of January 8, 2008

10.58(18)	Employment Agreement dated March 27, 2008 between Registrant and Steven R. Delcarson

10.59(18)	Employment Agreement dated March 27, 2008 between Registrant and Charles M. Caporale

21.1(2)	List of subsidiaries

31.1(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2(1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32(1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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