Form 10-Q
period 2008-09-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2008-11-03
CIK 1300578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

Yes       ☐   No       ☒

As of October 30, 2008 28,495,256 shares of the Registrant’s common stock were outstanding.

INNOVATIVE CARD TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$200,844	$339,600
Accounts receivable	670,757	13,077
Prepaids and other current assets	267,607	54,127
Deposits on raw materials held for production	361,350	605,662
Raw materials held for production	993,075	1,315,960
Work in progress inventory	2,560,965	886,259
Total current assets	5,054,598	3,214,685

Property and equipment, net	168,806	193,185
Deferred debt issuance cost	476,319	—
Deposits	90,944	177,747
Intangible assets, net	1,606,721	2,075,953
Total assets	$7,397,388	$5,661,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,625,410	$3,660,044
Accounts payable - related parties	595,365	657,254
Warranty reserve	164,592	27,816
Deferred revenue	1,036,494	898,585
Total current liabilities	3,421,861	5,243,699

8% convertible debenture, net of $5,715,737 discount	2,784,263	—
Warrant liability	221,238	—
Total liabilities	6,427,362	5,243,699

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY

Preferred stock $0.001 par value, 5,000,000 shares authorized, 0 (unaudited) and 0 shares issued and outstanding	—	—
Common stock $0.001 par value, 75,000,000 shares authorized, 28,495,256 (unaudited) and 28,433,116 issued and outstanding	28,495	28,433
Additional paid-in capital	33,333,713	28,456,621
Accumulated deficit	(32,392,182)	(28,067,183)
Total stockholders’ equity	970,026	417,871
Total liabilities and stockholders’ equity	$7,397,388	$5,661,570

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$840,098	$159	$1,857,523	$2,669
Cost of Goods Sold	(984,024)	(179,621)	(2,054,232)	(575,017)
Gross Margin	(143,926)	(179,462)	(196,709)	(572,348)
Operating expenses
Administrative	1,306,148	1,856,756	4,355,576	5,224,297
Consulting fees	169,996	151,823	424,521	443,863
Professional fees	189,698	285,928	638,921	769,522
Research and development	98,230	442,130	396,585	911,540
Unrecoverable payments to suppliers	-	1,546,428	-	1,546,428
Total operating expenses	1,764,072	4,283,065	5,815,603	8,895,650
Loss from operations	(1,907,998)	(4,462,527)	(6,012,312)	(9,467,998)

Other income (expense):
Change in fair value of warrant liability and other expense	841,513	-	2,745,273	-
Interest income	2,978	31,609	26,535	174,301
Interest expense	(498,336)	(11,899)	(1,083,695)	(12,148)
Total other income	346,155	19,710	1,688,113	162,153

Loss before provision for income taxes	(1,561,843)	(4,442,817)	(4,324,199)	(9,305,845)
Provision for income taxes	-	(800)	(800)	(800)
Net loss	$(1,561,843)	$(4,443,617)	$(4,324,999)	$(9,306,645)
Basic and diluted loss per share	$(0.05)	$(0.16)	$(0.15)	$(0.33)
Basic and diluted weighted-average common shares outstanding	28,495,256	28,420,616	28,471,681	28,416,981

The accompanying notes are an integral part of these consolidated financial statements

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(4,324,999)	$(9,306,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530,552	674,139
Change in fair value of warrant liability	(2,866,069)	-
Amortization of debt discount	609,523	-
Amortization of deferred debt issuance cost	51,181	-
Share-based compensation expense	1,334,622	806,257
(Increase) decrease in Accounts receivable	(657,680)	(15,945)
(Increase) decrease in Prepaids and other current assets	41,100	(3,984)
(Increase) decrease in Deposits on raw materials held for production	244,312	497,247
(Increase) decrease in Raw materials held for production	322,885	-
(Increase) decrease in Work in progress inventory	(1,674,706)	(1,013,749)
(Increase) decrease in Deposits	86,803	(106,503)
Increase (decrease) in Accounts payable and accrued expenses	(2,034,634)	1,914,921
Increase (decrease) in Accounts payable - related parties	(61,889)	(618,439)
Increase (decrease) in Warranty reserve	136,776	-
Increase (decrease) in Deferred revenue	137,909	480,070
Net cash used in operating activities	(8,124,314)	(6,692,631)

Cash flows from investing activities:

Purchase of Property and Equipment	(36,942)	(92,436)
Net cash used in investing activities	(36,942)	(92,436)

Cash flows from financing activities:

Gross proceeds from issuance of 8% convertible debenture	8,500,000	-
Offering costs	(527,500)	(3,675)
Proceeds from exercise of options / warrants	50,000	24,375
Payments on capital lease	-	(7,495)
Net cash provided by financing activities	8,022,500	13,205

Net increase (decrease) in cash and cash equivalents	(138,756)	(6,771,862)
Cash and cash equivalents, beginning of year	339,600	8,270,096
Cash and cash equivalents, end of period	$200,844	$1,498,234

Supplemental disclosures of cash flow information:
Interest paid	$222,000	$50
Income tax paid	$800	$800

Supplemental disclosure of non-cash investing and financing activities:
Value of warrants issued as non-employee compensation included in prepaid expenses and other current assets	$254,580	$—
Debt discount attributable to beneficial conversion feature	$3,237,953	$—
Debt discount attributable to warrants	$3,087,307	$—

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Innovative Card Technologies, Inc. (“InCard” or “Company”) include the amounts of its wholly-owned subsidiary, PSA Co. (“PSAC”) which was incorporated in the State of Delaware on August 27, 2003.

The Company has a history of recurring losses from operations and has an accumulated deficit of $32,392,182 as of September 30, 2008. Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There can be no assurances that funds will be available to the Company when needed or, if available, that such funds would be available under favorable terms. In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional funds in the near future, the Company may seek protection under bankruptcy laws.

As of October 29, 2008 the Company has $276,133 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will last through year-end 2008.

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

The accompanying consolidated financial statements of Innovative Card Technologies, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the: (i) year ended December 31, 2007, and notes thereto included in the Company’s Annual Report on Form 10-KSB, filed with the SEC on April 1, 2008; (ii) quarterly report for the period ended March 31, 2008 on Form 10-Q filed with the SEC on May 12, 2008; and (iii) quarterly report for the period ended June 30, 2008 on Form 10-Q filed with the SEC on August 8, 2008, and amendments thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of September 30, 2008, and its results of operations for the periods presented. These consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The cost incurred to acquire intangible assets, which are active and relate to products with a definitive life cycle, are amortized over the estimated useful life of three to five years. The Company assesses the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend. Based on anticipated future income and cash flows and other factors relevant in the opinion of the Company’s management, the buzzer patent was completely impaired during the year ended December 31, 2007. No impairment was recognized during the three months or nine months ended September 30, 2008.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, prepaids and other current assets, accounts payable and accrued expenses including accounts payable to related parties, advances payable, deferred revenue and 8% convertible debenture. The book value of all financial instruments are representative of their fair values.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred.

LOSS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive.

Since their effect would have been anti-dilutive, common stock equivalents of 6,095,820 warrants and 3,298,751 stock options were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2008. Since their effect would have been anti-dilutive, common stock equivalents of 4,627,098 warrants and 3,194,498 stock options were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2007.

INCOME TAXES

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Also, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. As part of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At times, cash balances are in excess of the insured limit.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 - DEPOSITS ON RAW MATERIALS HELD FOR PRODUCTION

	September 30, 2008	December 31, 2007
	(unaudited)
Deposits on raw materials held for production (display and manufacturing component)	$361,350	$605,662
TOTAL	$361,350	$605,662

These deposits for raw materials are held by two vendors, are not refundable and are made pursuant to agreements as discussed in Note 2 under Major Suppliers.

NOTE 4 - RAW MATERIALS HELD FOR PRODUCTION AND WORK IN PROGRESS INVENTORY

Raw materials held for production and work in progress inventory at September 30, 2008 and December 31, 2007 consisted of the following and are stated at the lower cost or market, net of inventory reserves of $0 (unaudited) and $99,335, respectively:

	September 30, 2008	December 31, 2007
	(unaudited)
Raw materials held for production	$993,075	$1,315,960
Work in progress inventory	2,560,965	886,259
TOTAL	$3,554,040	$2,202,219

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Computer equipment	$85,213	$96,451
Office equipment	8,168	8,168
Furniture and fixtures	1,607	24,386
Leasehold improvements		5,608
Production equipment	312,386	277,474
	407,374	412,087
Less accumulated depreciation and amortization	(238,568)	(218,902)

TOTAL	$168,806	$193,185

Depreciation and amortization expense was $19,589 (unaudited) and $48,938 (unaudited) for the three months ended September  30, 2008 and 2007, respectively.

Depreciation and amortization expense was $61,321 (unaudited) and $140,370 (unaudited), for the nine months ended September  30, 2008 and 2007, respectively.

The Company wrote-off fully amortized leasehold improvements and disposed of fully depreciated property and equipment totaling $41,655 for the nine months ended September 30, 2008.

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

The provision for income taxes consisted of the following:

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Current Provision:
Federal	—	—
State	$800	$—
Total Current Provision	$800	$—
Deferred provision (benefit)
Federal	—	—
State	—	—
Total deferred portion (benefit)	—	—
Total provision for income taxes	$800	$—

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Federal income tax at statutory rates	34%	34%
State income taxes, net of federal benefit	8%	6%
Change in valuation allowance	(43)%	(40)%
Tax credits	1%	0%
Change in fair value of warrant liability and other	0%	0%
Effective income tax rate	0%	0%

Utilization of the Company’s net operating losses (“NOLs”) are limited by the provisions of the Internal Revenue Code Section 382. NOLs earned prior to an “ownership change”, as defined by Section 382, are subject to limitation. As a result of this limitation, the Company reduced its deferred tax assets by $1,061,379 for the nine months ended September 30, 2008. No such adjustment was recorded in the nine months ended September 30, 2007.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. As part of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

For the nine months ended September 30, 2008, the cumulative unrecognized tax benefit was $79,377 which was netted against  deferred tax assets with a full valuation allowance, and if recognized there will be no effect on the Company’s effective tax rate.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

In March 2008, the Company entered into employment agreements with Steven Delcarson, its Chief Executive Officer, and Charles Caporale, its Chief Financial Officer. The initial term of each agreement is for one year from the executive’s date of hire and is renewable.

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

COMMON STOCK

The Company has 75,000,000 authorized shares of $0.001 par value common stock.

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price

December 31, 2007	4,614,598	$1.43
Issued during 2008 (unaudited)	2,118,064	$2.69
Exercised during 2008 (unaudited)	(25,000)	$1.25
Outstanding, September 30, 2008 (unaudited)	6,707,662	$1.83

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

The following summarizes stock option transactions for the period shown:

	Nine Months Ended September 30, 2008
	(unaudited)
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at beginning of period	2,184,498	$1.97
Options granted	—	$—
Options forfeited	(310,000)	$4.26
Options expired	—	$—
Options exercised	(50,000)	$1.00

Outstanding at end of period	1,824,498	$1.61

Exercisable at end of period	1,531,498	$1.35

	Nine Months Ended September 30, 2008
	(unaudited)
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	585,000	3.72
Options granted	—	$—
Options forfeited	(216,000)	$4.70
Options expired	—	$—
Options vested	(76,000)	$3.78

Non- vested at end of period	293,000	$2.98

The weighted average grant-date fair value of options granted during the nine month periods ended September  30, 2008 and 2007 was $0 (unaudited) and $0 respectively, as no options were granted.

The weighted average remaining contractual lives of the options outstanding and options exercisable at September 30, 2008, were as follows:

	Options outstanding	Options exercisable

September 30, 2008 (unaudited)	6.10 years	5.95 years

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

Without further stockholder approval, the 2007 Equity Incentive Plan may not issue incentive stock options after September 2017. A summary of stock option activity and weighted average exercise prices for the nine months ended September  30, 2008 is as follows:

	2008
	(unaudited)
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of period	68,511	$2.76
Options granted	1,906,666	$2.09
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—

Outstanding at end of period	1,975,177	$2.11

Exercisable at end of period	125,000	2.25

	2008
	(unaudited)
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	68,511	$2.76
Options granted	1,906,666	$2.09
Options forfeited	—	—
Options expired	—	—
Options vested	(125,000)	$2.25

Non- vested at end of period	1,850,177	$2.10

The weighted average remaining contractual lives of the options outstanding and options exercisable at September  30, 2008, were as follows:

	Options outstanding	Options exercisable

September 30, 2008 (unaudited)	9.51 years	9.75 years

The Company recorded $1,175,849 (unaudited) and $806,257 (unaudited) of compensation expense for employee stock options during the nine month periods ending September  30, 2008 and September  30, 2007, respectively which is included in the administrative expense category. At September 30, 2008, there was a total of $1,621,310 of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 and 2007 Plans. The cost is expected to be recognized over a weighted average period of 1.1 years. The fair value of shares vested in both Plans during the nine month period ended September 30, 2008 was approximately $82,410 (unaudited). The aggregate intrinsic value of total outstanding options and total exercisable options was $0 (unaudited) and $0 (unaudited), respectively as of September 30, 2008.

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

The Black Scholes assumptions used are listed below:

	Nine Months Ended Sept. 30,	Nine Months Ended Sept. 30,
	2008	2007

Risk free interest rate	2.98% to 3.91%	4.97%
Dividends	-	-
Volatility factor	88% to 132%	200%
Expected life	10 years	10 years
Annual forfeiture rate	0%	0%

NOTE 9 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties at September 30, 2008 is $595,365 (unaudited), which is due to nCryptone, SA, payable in January 2009 and bears interest at the rate of 6.36% per annum. Accounts payable - related parties at December 31, 2007 was $657,254 comprised of $642,733 due to nCryptone, SA, and due in January 2009 and $14,521 due to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm in which former director George Hoover is a partner, for legal services related to our intellectual property. BSTZ is not a related party at September 30, 2008.

CONSULTING AGREEMENTS

In connection with his resignation as Chief Financial Officer in October 2007, Bennet Tchaikovsky and the Company entered into three separate agreements: an Indemnification Agreement, a Consulting Agreement, and a Separation Agreement. Beginning October 29, 2007 and ending on June 29, 2008, Mr. Tchaikovsky was paid $12,270 per month plus certain other reimbursements for assisting us with transitioning our new Chief Financial Officer. As part of the Separation Agreement, Mr. Tchaikovsky fully released the Company in consideration for Mr. Tchaikovsky becoming vested in his remaining 60,000 unvested options and extending the exercise period for all of his options.

The Company was a party to a Consulting Agreement with Forest Finkelstein, the son of Alan Finklestein during the years ended December 31, 2007, 2006 and 2005. The agreement was cancelled in December 2007. The Company paid Mr. Finklestein $0 (unaudited) and $63,750 (unaudited), respectively, during the nine months ended September 30, 2008 and 2007. Forest Finkelstein is not a related party at September 30, 2008.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a former director of the Company, is a partner in. During the nine months ended September 30, 2007, the Company paid $108,991 (unaudited) to this entity for legal services rendered. Blakely, Sokoloff, Taylor & Zaffman is not a related party at September 30, 2008.

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

Three customers account for 83% of the Company’s revenues for the nine months ended September 30, 2008 and 65% of the Company’s accounts receivable at September 30, 2008

NOTE 11 - 8% SENIOR SECURED CONVERTIBLE DEBENTURES

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

The Company is accounting for the Warrants, issued in connection with the Debenture, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19. The warrant liability was valued at $1,464,459 at warrant issuance date. In accordance with EITF 00-19, the value of Warrants has been recorded as liability subject to marked-to-market revaluation at each period end. At September 30, 2008, the warrant liability was valued at $86,617. The Company recorded a gain on the change in fair value of warrant liability of $1,377,842. The Company uses the Black Scholes model to value the liability. The assumptions used at January 8, 2008 and September 30, 2008 included expected volatility of 118% and 88%, a risk free interest rate of 3.16% and 2.98% and expected life of 5 and 4.3 years, respectively.

The discount attributable to the issuance date intrinsic value of the conversion feature and fair value of Warrants totaling $2,998,918 is being amortized using the effective interest method over the term of the Debenture. During the nine months ended September 30, 2008, $302,813 of this discount was amortized to interest expense.

In connection with this Debenture, the Company incurred financing cost of $290,000. This financing cost was capitalized and amortized over the life of the Debenture using the effective interest method. During the nine months ended September 30, 2008, $29,282 of the capitalized financing cost was amortized to interest expense.

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

The Company is accounting for the Warrants, issued in connection with the Debenture, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19. The warrant liability was valued at $1,622,848 at warrant issuance date. In accordance with EITF 00-19, the value of Warrants has been recorded as liability subject to marked-to-market revaluation at each period end. At September 30, 2008, the warrant liability was valued at $134,622. The Company recorded a gain on the change in fair value of warrant liability of $1,488,226. The Company uses the Black-Scholes model to value the liability. The assumptions used at April 15, 2008 and September 30, 2008 included expected volatility of 80% and 88%, a risk free interest rate of 2.68% and 2.98% and expected life of 5 and 4.5 years, respectively.

The discount attributable to the issuance date intrinsic value of the conversion feature and fair value of Warrants totaling $3,326,342 is being amortized using the effective interest method over the term of the Debenture. During the nine months ended September 30, 2008, $306,710 of this discount was amortized to interest expense.

In connection with this Debenture, the Company incurred financing cost of $237,500. This financing cost was capitalized and amortized over the life of the Debenture using the effective interest method. During the nine months ended September 30, 2008, $21,899 of the capitalized financing cost was amortized to interest expense.

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

NOTE 12- SUBSEQUENT EVENT

On October 23, 2008, the Company met with the NASDAQ Listings Qualification Panel (the “Panel”) concerning its appeal of the NASDAQ staff’s determination to delist the Company for failure to comply with the minimum $35 million market value of listed securities requirement set forth in Marketplace Rule 431(c)(3)(B). The Company had earlier failed to regain compliance with the requirement in the cure period provided by NASDAQ. The delisting action has been stayed pending a final written decision by the Panel. In the event the Company is delisted, it will be in default under the Securities Purchase Agreements and Debentures discussed in Note 11 above.

On October 1, 2008, the Company obtained waivers from debtholders representing 82% of the $8.5 million debt outstanding to defer the quarterly interest payment due to be paid on October 1, 2008 and January 1, 2009. In lieu of cash, the debtholders agreed to receive payment in the form of an increase in the principal amount of the Debenture equal to the applicable interest payment plus a deferral fee equal to 10% of such payment.

On October 31, 2008, the Company’s chief financial officer resigned.

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

We may currently be operating in the “zone of insolvency” and as a result our directors’ fiduciary duty may be to creditors and shareholders.

Generally, a corporation’s directors owe a fiduciary duty to the corporation’s shareholders and not to its creditors. The duties of the directors to creditors do not expand beyond the relevant contractual terms. However, when a corporation is operating in the “zone of insolvency,” some courts have concluded that the fiduciary duty of directors shifts to include creditors. Delaware courts have taken the position that directors of a corporation operating in the zone of insolvency continue to owe a fiduciary duty to the corporation’ shareholders but also to its creditors. If we become insolvent, management and the directors will be required to consider their duties with regard to both shareholders and creditors in their decision making process.

We have an accumulated deficit of $32,392,182 as of September 30, 2008 and we may never achieve profitability

We have incurred significant net losses every year since our inception, including net losses of $4,324,999, $14,333,622 and $6,866,614 for the nine months ended September 30, 2008 and for the fiscal years ending December 31, 2007 and 2006, respectively. As of September 30, 2008, we had an accumulated deficit of $32,392,182. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date we have not generated significant revenues. We have used capital raised in October 2005, May 2006, January 2008 and April 2008 to sustain operations through the date of this report. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. However, we cannot assure you that we will ever be profitable.

To be successful we may require additional capital, which we may be unable to obtain.

We believe that our current cash, combined with anticipated revenue collections, will be enough to fund our operations through the end of this year.  We currently do not have any binding commitments for, or readily available sources of additional financing, and we cannot assure you that such funding will be available at all or available on terms acceptable to us. If we are unable to raise additional capital we may be forced to file for bankruptcy.

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

We assemble our InCard DisplayCard, using a single source, NagraID, under a written agreement by issuing written purchase orders. We believe that we would be unable to obtain on a timely basis alternative sources for assembly in the event of a disruption, which would disrupt our operations, delay production for up to one year and impair our ability to manufacture and sell our InCard DisplayCard.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees and consultants, particularly Steven Delcarson, our President and Chief Executive Officer, Craig Nelson, who supervises the manufacturing and testing of the InCard DisplayCard, Vincent Schiavo, our global head of sales, and Mark Poidomani, our chief technology officer, to formulate and implement our business plan, including the development of our power inlay technology. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry, and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

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

As of October 30, 2008, we have 28,495,256 shares of common stock outstanding. Of these shares, 25,674,809 can be traded pursuant to a prospectus or via a transaction pursuant to Rule 144 under the Securities Act of 1933. On a fully diluted basis, including shares issuable upon exercise of warrants and stock options, we have 43,358,572 shares.

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

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of October 30, 2008, after taking into consideration our outstanding common and preferred shares, our board of directors will be entitled to issue up to 46,504,744 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. Our non-affiliated market capitalization qualified us as a non-accelerated filer until the end of the 2007 fiscal year. As a result, we were required to include our management’s report on internal control over financial reporting in our Annual Report on Form 10-KSB for the 2007 fiscal year and were not required to include our auditors’ attestation report on our internal control over financial reporting. Based on our June 30, 2008 market capitalization, we will once again become a non-accelerated filer for our 2008 filing on Form 10-K and will not be required to include our auditor’s attestation report in that filing. As discussed in Item 8A to our Annual Report on Form 10-KSB/A filed with the SEC on June 18, 2008, we have concluded that, as of December 31, 2007, our internal control over financial reporting was not effective and have identified a number of material weaknesses in our internal control over financial reporting. While we intend to remedy these weaknesses during the current fiscal year, we may be unable to do so. If we fail to implement required new or improved controls there may be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

If we trigger an “event of default” under our debentures issued in January 2008 and April 2008, the debenture holders could require us to repay the loan in full and force a sale of all of our assets to do so, which could cause our common shareholders to incur a total loss on their investments in us.

Our debt agreements, entered into in January 2008 and April 2008 in connection with the sale of our 8% Senior Secured Debentures, require us to adhere to certain covenants relating to continued NASDAQ listing and the level of operating expense cash burn to avoid triggering an “event of default.” Failure to remain in compliance could prompt investors to call the debentures and demand immediate repayment. We have been notified that our listed securities are subject to delisting from The NASDAQ Capital Market due to our failure to comply with Marketplace Rule 4310(c)(3)(B). We appealed the finding and a hearing was held on October 23, 2008 with the NASDAQ Hearings Panel (the “Panel”). The delisting action has been stayed pending a final written decision by the Panel. If we lose our appeal we will be delisted which will result in an event of default under the debentures. In such instance, we could be forced to seek bankruptcy protection which would result in a total loss of our common shareholders’ investment.

Failure to satisfy NASDAQ Capital Market listing requirements will result in our common stock being delisted from the NASDAQ Capital Market.

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “INVC.” For continued inclusion on the NASDAQ Capital Market, we must maintain, among other requirements, the market value of our listed securities above $35,000,000 or approximately $1.23 per share based on current shares outstanding.   On July 16, 2008 we were informed by NASDAQ that we did not meet the continued listing requirement.  Specifically, the market value of our listed securities is below $35,000,000 as required for continued inclusion by Marketplace Rule 4310(c)(3)(B). Therefore, in accordance with Marketplace Rule 4310(c)(8)(C), we were provided until August 15, 2008 to regain compliance. On August 19, 2008, we received a notice of non-compliance from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market indicating that we did not regain compliance with the minimum $35,000,000 market value of listed securities requirement set forth in Marketplace Rule 4310(c)(8)(B). As a result, our securities are subject to delisting from The NASDAQ Capital Market. The Company appealed the determination of the Staff and scheduled a hearing for October 23, 2008 with the NASDAQ Hearings Panel (the “Panel”). Additionally, the Company does not meet the alternative listing requirements provided for in Marketplace Rules 4310(c)(3)(A) or 4310(c)(3)(C) dealing with shareholders’ equity and net income requirements, respectively. On October 23, 2008, the Company met with the Panel concerning its appeal of the NASDAQ staff’s determination to delist the Company as the Company had failed to regain compliance with the requirement. The Panel has taken the Company’s appeal under advisement. The delisting action has been stayed pending a final written decision by the Panel.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission, particularly our: (i) annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 1, 2008 (ii) quarterly report for the period ended March 31, 2008 on Form 10-Q filed with the SEC on May 12, 2008; and (iii) quarterly report for the period ended June 30, 2008 on Form 10-Q filed with the SEC on August 8, 2008, and amendments thereto.

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

Since inception, we have been unprofitable. We incurred net losses of $4,324,999 and $9,306,645 for the nine months ending September 30, 2008 and 2007, respectively. As of September 30, 2008, we had an accumulated deficit of $32,392,182. Our continued existence is dependent upon our ability to generate sales of the InCard DisplayCard or, if we are unable to do so in sufficient quantity to cover our expenses, to obtain additional financing. We further anticipate that after such introduction of the InCard DisplayCard in 2008, we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. Our capital requirements for the next 12 months for acquisition of inventory, retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology will continue to be significant. In addition, our gross margin is greatly impacted by production volume. At low levels of production our gross margin is in the single digits and may be negative. At the higher volume levels our gross margin can be as high as 35% to 40%. To date, our operations have been funded primarily through equity and debt financings totaling $30,303,691.

We believe that our current cash, combined with anticipated revenue collections, will be adequate to fund our operations through the end of 2008. If we are unable to raise additional financing by that date, we may be forced to curtail our operations or seek bankruptcy protection. We anticipate that we will not be able to generate sales of the InCard DisplayCard in quantities that will sustain a positive cash flow until the second half of 2009 to support our cash needs since the breakeven volume is higher than originally anticipated.

Our backlog, which consists of orders received but not yet shipped, totals $940,000 at September 30, 2008, most of which we expect to deliver in the fourth quarter of 2008 and the first quarter of 2009. Our backlog at October 29, 2008 totals $1.2 million.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

OVERVIEW

Our financial results for the three months ended September 30, 2008 reflect a net loss of $1,561,843, or $0.05 per share (basic and diluted), compared to a net loss of $4,443,617, or $0.16 per share (basic and diluted), for the three months ended September 30, 2007.

The major factors contributing to the reduction in our net loss of $2,881,774 during the three month period ended September 30, 2008 were a decrease in operating expenses, excluding unrecoverable payments to suppliers, of $972,565, the write-off in the 2007 period of $1,546,428 for unrecoverable payments to suppliers and an increase in interest expense of $486,437. Offsetting this was $841,513 of other income associated with the revaluation of our warrant liability.

Revenue.

In the 2008 period, revenue is from the sale of the InCard DisplayCard and the clamshell. In the 2007 period, revenue consists of royalties from the LensCard. We believe that future revenue will be primarily from the sales of the InCard DisplayCard; revenue from LensCard royalties is expected to be negligible.

Total revenue increased from $159 for the three months ended September 30, 2007 to $840,098 for the three months ended September 30, 2008. The increase is attributable to sales of the InCard DisplayCard and the clamshell in the current period. For the three months ended September 30, 2007, revenue was from LensCard royalties.

Cost of goods sold

Cost of goods sold increased to $984,024 for the three months ended September 30, 2008 from $179,621 for the same period in the prior year. The components of cost of goods sold are as follows:

	3 mos. ended September 30, 2008	3 mos. ended September 30, 2007
Cost of finished goods sold	$757,607	$—
Inventory write-off (scrap)	150,673	179,621
Warranty reserve	75,744	—
Total cost of goods sold	$984,024	$179,621

No cost of goods sold is associated with LensCard royalties.

Administrative.

Administrative expense consists of travel, marketing expenses, compensation expense, administrative fees and depreciation and amortization expense. Administrative expense decreased by $550,608 (29.7%) to $1,306,148 for the three months ended September 30, 2008 from $1,856,756 for the three months ended September 30, 2007. The major contributors to the reduction in administrative expenses were a reduction in marketing costs, a reduction in due diligence expenses related to our planned acquisition in the 2007 period of one of our suppliers, a reduction in travel and entertainment expenses, a reduction in rent and a reduction in depreciation and amortization. Offsetting this was an increase in salary and related expenses. We anticipate that administrative expenses will remain relatively flat for the remainder of 2008.

Consulting Expense.

Consulting expense consists of payments made to independent contractors that provided services to us. Consulting expense increased by $18,173 (12.0%) to $169,996 for the three months ended September 30, 2008 from $151,823 in the 2007 period. We anticipate that our consulting expense will stay flat or decline for the remainder of 2008.

Professional Fees Expense.

Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us. Professional fees expense decreased by $96,230 (33.7%) to $189,698 for the three months ended September 30, 2008 from $285,928 for the three months ended September 30, 2007. We anticipate that professional fees will remain fairly steady for the remainder of 2008.

Research and Development.

Research and development expense consists primarily of costs relating to further development of the InCard DisplayCard. Research and development costs decreased by $343,900 (77.8%) to $98,230 for the three months ended September 30, 2008 from $442,130 for the three months ended September 30, 2007 primarily due to a shift in focus from R&D to manufacturing. Research and development expenses have declined each quarter in 2008 and we expect they will remain essentially unchanged in the fourth quarter of 2008.

Unrecoverable Payments to Suppliers

Unrecoverable payments to suppliers consist of payments made to third party suppliers for deposits that we no longer expect to utilize, purchase orders that we do not expect to fulfill and accrued expenses to satisfy irrevocable purchase orders. In the three months ended September 30, 2007 we expensed $1,546,428 to recognize the diminished value of deposits that were made on the basis of production volume that will not be reached. There was no equivalent expense in the 2008 period.

Change in fair value of warrant liability and other expense

Due to the decline in our stock price, the valuation of our warrant liability decreased by $841,513 in the 2008 period. We had no warrant liability at September 30, 2007.

Interest income/expense

Interest income decreased to $2,978 for the three months ended September 30, 2008 from $31,609 for the three months ended September 30, 2007 due to the reduced cash on hand during the 2008 period. Interest expense increased to $498,336 for the three months ended September 30, 2008 from $11,899 for the three months ended September 30, 2007. The 2008 period interest relates to our $8.5 million 8% senior secured convertible debentures issued in January and April 2008 and includes the amortization of debt discount and issuance costs. We had no debt during the 2007 period but we did incur interest for a trade account payable to a related party.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

OVERVIEW

Our financial results for the nine months ended September 30, 2008 reflect a net loss of $4,324,999 or $0.15 per share (basic and diluted), compared to a net loss of $9,306,645, or $0.33 per share (basic and diluted), for the nine months ended September 30, 2007.

The major factors contributing to the reduction in our net loss of $4,981,646 for the nine months ended September 30, 2008 were an improvement in gross margin of $375,639, a decrease in operating expenses, excluding unrecoverable payments to suppliers, of $1,533,619 and a decrease in the fair value of our warrant liability of $2,910,806 as a result of the decline in our stock price. Offsetting this was an increase of $1,071,547in interest expense associated with our 2008 financings.

Revenue.

In the 2008 period, revenue is from the sale of the InCard DisplayCard. In the 2007 period, revenue consists of royalties from the LensCard. We believe that future revenue will be primarily from the sales of the InCard DisplayCard; revenue from LensCard royalties is expected to be negligible. Total revenue increased from $2,669 for the nine months ended September 30, 2007 to $1,857,523 for the nine months ended September 30, 2008. The increase is attributable to sales of the InCard DisplayCard and the clamshell in the current period. For the nine months ended September 30, 2007, revenue was from LensCard royalties.

Cost of goods sold

Cost of goods sold increased to $2,054,232 for the nine months ended September 30, 2008 from $575,017 for the same period in the prior year. The components of cost of goods sold are as follows:

	9 mos ended September 30, 2008	9 mos ended September 30, 2007
Cost of finished goods sold	$1,604,244	$—
Inventory write-off (scrap)	289,580	575,017
Warranty reserve	160,408	—
Total cost of goods sold	$2,054,232	$575,017

No cost of goods sold is associated with LensCard royalties.

Administrative.

Administrative expense consists of compensation expense, travel, marketing expenses, administrative fees and depreciation and amortization expense. Administrative expense decreased by $868,721 (16.6%) from $5,224,297 for the nine months ended September 30, 2007 to $4,355,576 for the nine months ended September 30, 2008. The major contributors to the reduction in administrative expenses were a reduction in due diligence expenses related to our planned acquisition in the 2007 period of one of our suppliers, a reduction in travel and entertainment expenses, a reduction in marketing expenses and a reduction in depreciation. Offsetting this was an increase in salary and related expenses and charges relating to a warrant issuance to our investor relations consultant. We anticipate that administrative expenses will remain relatively flat for the remainder of 2008.

Consulting expense.

Consulting expense consists of payments made to an independent contractor that provided services to us. Consulting expense decreased by $19,342 (4.4%) from $443,863 for the nine months ended September 30, 2007 to $424,521 for the same period in 2008. We anticipate that our consulting expense will stay flat or decline for the remainder of 2008.

Professional Fees Expense.

Professional fees consist of amounts paid to our outside counsel, auditors and other outside services rendered to us. Professional fees expense decreased by $130,601 (17.0%) from $769,522 for the nine months ended September 30, 2007 to $638,921 for the nine months ended September 30, 2008. Professional fees expense decreased as the result of a reduction in audit and accounting fees. We anticipate that professional fees will remain fairly steady for the remainder of the year.

Research and Development.

Research and development expense consists primarily of costs relating to the development of new card enhancements. Research and development costs decreased from $911,540 for the nine months ended September 30, 2007 to $396,585 for the nine months ended September 30, 2008 due to the termination of our agreement with nCryptone for technical support and a shift in focus from R&D to manufacturing.

Change in fair value of warrant liability and other expense

Due to the decline in our stock price, the valuation of our warrant liability decreased by $2,866,069 in the 2008 period. We had no warrant liability at September 30, 2007. We also recognized a loss on the sublet of our previous office space of $120,796.

Interest income/expense.

Interest income decreased from $174,301 for the nine months ended September 30, 2007 to $26,535 for the nine months ended September 30, 2008 due to the reduced cash on hand during the 2008 period. Interest expense increased from $12,148 for the nine months ended September 30, 2007 to $1,083,695 for the nine months ended September 30, 2008 and includes the amortization of debt discount and debt issuance cost. The 2008 period interest relates to our $8.5 million 8% senior secured convertible debentures issued in January and April 2008. We had no equivalent debt during the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash and cash equivalent balances, which were $200,844 at September 30, 2008 and $1,498,234 as of September 30, 2007. Since our inception, we have incurred significant losses, and as of September 30, 2008 and 2007 we had an accumulated deficit of $32,392,182 and $23,040,207, respectively.

Net cash used in operating activities was $8,124,314 for the nine months ended September 30, 2008 as compared with $6,692,631 for the nine months ended September 30, 2007. This increase in cash used was primarily due to an increased use of working capital to build inventory in anticipation of increased sales and reduce trade accounts payable to a more current level.

Net cash used in investing activities was $36,942 for the nine months ended September 30, 2008 as compared with $92,436 for the nine months ended September 30, 2007. We purchased less production and testing equipment in the 2008 period.

Net cash provided by financing activities was $8,022,500 for the nine months ended September 30, 2008 as compared to $13,205 for the nine months ended September 30, 2007. The increase is the result of our issuance of $8.5 million of 8% senior secured convertible debentures in January and April 2008.

EQUITY AND DEBT FINANCINGS AND ACCOUNTS PAYABLE

To date, our operations have been funded primarily through equity and debt financings totaling $30,303,691. We believe that our current cash, combined with anticipated revenue collections, will be sufficient to fund our operations through the end of 2008. If we are able to successfully sell the InCard DisplayCard in substantial quantities during the fourth quarter of 2008, we may be able to continue operations through the spring of 2009. Our significant equity and debt financings from January 1, 2006 through May 6, 2008 are described below.

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

On September 28, 2006, we purchased rights relating to the InCard DisplayCard from nCryptone for 4,500,000 shares of our common stock and acquired a license to use a patent for $1,000,010 that was due by September 27, 2007. We have paid $400,000 towards the cost of the patent through March 31, 2008. The remainder is due in January 2009.

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

FUTURE NEEDS

We believe that our current cash of $276,133 as of October 29, 2008, combined with anticipated revenue collections, will provide us with sufficient resources to fund our operations through the end of 2008. If we are able to successfully sell the InCard DisplayCard in substantial quantities during the third and fourth quarters of 2008 we may be able to continue operations through the spring of 2009. If we need additional capital, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Through September 30, 2008 we have made the following changes in internal control over financial reporting:

Beginning in April 2008 we instituted a monthly financial closing process. A formal report, including balance sheet, results of operations and analyses of key accounts, was prepared by the accounting manager, reviewed and signed off by the CFO and distributed to the CEO and the board of directors.

Beginning in April 2008 we established a standard listing of recurring journal entries that are reviewed and signed off by the CFO as part of the monthly closing process.

We instituted a formal purchasing policy in May 2008 that requires the use of purchase orders for all inventory purchases.

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

INNOVATIVE CARD TECHNOLOGIES, INC.

Date: October 31, 2008	/s/ Steven R. Delcarson
Steven R. Delcarson
Chief Executive Officer

Date: October 31, 2008	/s/ Charles M. Caporale
Charles M. Caporale
Chief Financial Officer

EXHIBIT INDEX

2.1(2)	Exchange agreement by and among the registrant, LensCard US, LLC, Alan Finkelstein, Forest Finkelstein, Bradley Ross and Luc Berthoud, dated April 1, 2004

2.2(2)	Exchange agreement by and among the registrant, Alan Finkelstein, Bradley Ross and Michael Paradise, dated April 1, 2004

2.3(2)	Exchange agreement between the registrant and its wholly-owned subsidiary, PSACo, Inc., dated April 1, 2004

2.4(2)	Merger agreement between the registrant and LensCard International Limited, a British Virgin Islands International Business Company, dated April 6, 2004

3.1(2)	Amended and Restated Certificate of incorporation of the registrant, as currently in effect

3.2(2)	Amended and Restated Bylaws of the registrant, as currently in effect

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.1(2)	2004 Stock Incentive Plan

10.2(2)	Sublease agreement between registrant and Bemel & Ross for premises at 11601 Wilshire Blvd.,#2160, Los Angeles, California 90025, dated January 5, 2003

10.3(2)	Guaranty of lease between Alan Finkelstein and Bemel & Ross, dated January 5, 2003

10.4(3)	Form of common stock warrant, as amended on September 7, 2005.

10.5(2)	Securities purchase agreement between registrant and Bristol Capital, LLC dated December 23, 2003

10.5(a) (2)	Waiver of section 2.3 of the securities purchase agreement between registrant and Bristol Capital, LLC

10.6(2)	Shares for debt agreement between registrant and Alan Finkelstein, dated September 22, 2004

10.7(2)	Shares for debt agreement between registrant and Bradley Ross, dated September 22, 2004

10.8(2)	Shares for debt agreement between registrant and Luc Berthoud, dated September 22, 2004

10.9(2)	Promissory note (loan no. 00003) between registrant and City National Bank, dated May 24, 2004

10.10(2)	Promissory note (loan no. 00005) between registrant and City National Bank, dated May 24, 2004

10.11(2)	Promissory note (1oan no. 00004) between registrant and City National Bank, dated May 24, 2004

10.12(2)	Promissory note (loan no. 00006) between registrant and City National Bank, dated May 24 ,2004

10.13(2)	Commercial guaranty between Alan Finkelstein and City National Bank dated May 24, 2004

10.14(2)	Commercial guaranty between Bradley Ross and City National Bank dated May 24, 2004

10.15(2)	Commercial guaranty between Luc Berthoud and City National Bank dated May 24, 2004

10.16(2)	Offer letter between registrant and Murdoch Henretty dated July 28, 2004

10.17(2)	Employment agreement between registrant and Alan Finkelstein dated January 1998

10.18(2)	Strategic Alliance Agreement between registrant and Visa International Service Association dated May 26, 2004

10.19(2)	Secured Demand Promissory Note between registrant and Union Finance International Corp. dated March 31, 2005

10.20(2)	Secured Demand Promissory Note between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005

10.21(2)	Capital Lease Agreement between registrant and CNC Associates, Inc. dated November 30, 2004

10.22(2)	Guaranty between Alan Finkelstein and CNC Associates, Inc. dated November 30, 2004

10.23(2)	Security Agreement between registrant and Union Finance International Corp. dated March 31, 2005 (See Exhibit 10.19)

10.24(2)	Security Agreement between registrant and Bristol Investment Fund, Ltd. dated March 30, 2005 (See Exhibit 10.20)

10.25(2)	Secured Demand Promissory Note between registrant and Bradley Ross dated August 31, 2005

10.26(2)	Secured Demand Promissory Note between registrant and Rodger Bemel dated August 31, 2005

10.27(2)	Joint Development Agreement between registrant and nCryptone dated July 25, 2005

10.28(2)	Agreement between registrant and SmartDisplayer Technology, Inc. dated July 25, 2005

10.29(5)	Form of Lock-Up agreement by and between registrant’s directors and executive officers pursuant to the private placement dated October 19, 2005

10.30(4)	Form of Warrant pursuant to private placement dated October 19, 2005

10.31(4)	Registration Rights Agreement by and between the registrant and each investor pursuant to the private placement dated October 19, 2005

10.32(4)	Side Letter Agreement between the registrant, T.R. Winston & Company and investors pursuant to the private placement dated October 19, 2005

10.33(6)	Letter of Intent by and between VASCO Data Security, nCryptone and Registrant, dated October 28, 2005.

10.34(9)	Form of Warrant to TR Winston dated as of May 30, 2006.

10.35(9)	Form of Securities Purchase Agreement dated May 30, 2006.

10.36(9)	Form of Registration Rights Agreement dated May 30, 2006.

10.37(10)	Asset Agreement dated September 28, 2006 by and between Registrant NCryptone, SA and its shareholders.

10.38(10)	Registration Rights Agreement dated September 28, 2006 by and between Registrant and NCrytone, SA

10.39(10)	License Agreement dated September 28, 2006 by and between Registrant as licensor and NCryptone, SA as licensee

10.40(10)	License Agreement dated September 28, 2006 by and between NCryptone, SA as licensor and Registrant as licensee.

10.41(11)	Sublease between Registrant as sublessee and Bergman and Dacey, Inc. as sublessor.

10.42(8)	Indemnification Agreement

10.43(7)	Code of Ethics

10.44(13)	Separation and Release Agreement dated October 29, 2007 between Bennet P. Tchaikovsky and Registrant

10.45(13)	Consulting Services Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.46(13)	Indemnity Agreement dated October 29, 2007 between Registrant and Bennet P. Tchaikovsky

10.47(14)	2007 Equity Incentive Plan

10.48(15)	Form of Indemnity Agreement

10.49(16)	Alan Finkelstein Severance and Resignation Letter

10.50(17)	Form of Securities Purchase Agreement, dated as of January 8, 2008

10.51(17)	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008

10.52(17)	Form of Common Stock Purchase Warrant issued January 8, 2008

10.53(17)	Form of Registration Rights Agreement, dated as of January 8, 2008

10.54(17)	Form of Security Agreement, dated as of January 8, 2008

10.55(17)	Form of Subsidiary Guarantee, dated as of January 8, 2008

10.56(17)	Form of Voting Agreement, dated as of January 8, 2008

10.57(17)	Form of Lock-Up Agreement, dated as of January 8, 2008

10.58(18)	Employment Agreement dated March 27, 2008 between Registrant and Steven R. Delcarson

10.59(18)	Employment Agreement dated March 27, 2008 between Registrant and Charles M. Caporale

21.1(2)	List of subsidiaries

31.1(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2(1)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32(1)	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Filed herewith.
(2)	Previously filed by the registrant on Form SB-2 (File No. 333-119814), as amended, with the Securities and Exchange Commission.
(3)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on September 7, 2005.
(4)	Previously filed by the registrant on Form 8-K, as amended, with the Securities and Exchange Commission on October 25, 2005.
(5)	Previously filed by the registrant on Form SB-2 (File No. 333-129564) with the Securities and Exchange Commission on November 8, 2005.
(6)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on November 18, 2005.
(7)	Previously filed by the registrant on Form 10-KSB with the Securities and Exchange Commission on March 20, 2006.
(8)	Previously filed by the registrant on Form 8-K with the Securities and Exchange Commission on March 23, 2007.
(9)	Previously filed by the registrant on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.
(10)	Previously filed by the registrant on Form SB-2 (File No. 333-135715) with the SEC on July 12, 2006.
(11)	Previously filed by the registrant on Form 10QSB with the SEC on November 13, 2006.
(12)	Previously filed by the registrant on Form 8-K with the SEC on January 2, 2008
(13)	Previously filed by the registrant on Form 8-K with the SEC on November 1, 2007
(14)	Previously filed by the registrant on Form 10-QSB with the SEC on November 19, 2007
(15)	Previously filed by the registrant on Form 8-K with the SEC on November 29, 2007
(16)	Previously filed by the registrant on Form 8-K with the SEC on December 20, 2007
(17)	Previously filed by the registrant on Form 8-K with the SEC on January 9, 2008
(18)	Previously filed by the registrant on Form 8-K with the SEC on April 2, 2008