Form 10-K
period 2008-12-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2009-05-15
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                     .

Commission File Number 001-33353

INNOVATIVE CARD TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0249676
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

633 West Fifth Street, Suite 2600 Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 312-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Over-the-Counter Bulletin Board(1)

(1) On February 20, 2009, the registrant’s Common Stock was delisted from trading on the NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐
Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐   Yes ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported by NASDAQ Capital Market on such date, was approximately $28,258,837.

The number of shares outstanding of Registrant’s common stock, $0.001 par value at April 20, 2009 was 28,495,256.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUBSEQUENT EVENTS

None.

INNOVATIVE CARD TECHNOLOGIES, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

i

PART I

We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Innovative Card” “InCard” and “Registrant” refer to Innovative Card Technologies, Inc.  and its wholly owned subsidiary PSA Co. Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.001 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statement represents our expectation only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

When reading any forward-looking statement, you should remain mindful that actual results or developments may vary substantially from those expressed in or implied by such statement for a number of reasons or factors.  Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this Annual Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement. We are not obligated to update or revise any forward-looking statements contained in this Annual Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

ITEM 1.	BUSINESS

Our Business

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

Our products can be used for both the enterprise and the on-line banking markets. The enterprise market, which is served by authentication companies such as VASCO, ActivIdentity, Verisign, and RSA, will be able to offer the ICT DisplayCard as an alternative for end users to replace existing tokens. We also offer the ICT DisplayCard to financial institutions to increase the security of on-line banking transactions. In addition to the security authentication function, our ICT DisplayCard can be specified to have payment functionality, enabling credit and debit card issuers to enhance anti-fraud protection.

Our primary focus is and will continue to be the further development, sale and marketing of the ICT DisplayCard. The ICT DisplayCard will generate a one-time passcode or other numeric information after the user’s push of a button located on the rear surface of the card. Our proprietary power inlay technology consists of a battery, integrated circuit, printed wiring boards and switch that can power applications on credit cards and other information-bearing plastic cards. We have devoted our efforts to marketing  this product. We believe that our power inlay technology, and our software and firmware technology can provide an operating platform for new business opportunities for both the enterprise market and on-line banking market.

During the fiscal year ended December 31, 2008, we continued to further develop the ICT DisplayCard and expand our sales and marketing efforts.  During 2008, we achieved the following significant milestones:

•	Commenced volume manufacturing of our one time programmable DisplayCard.

•	Began development work on a next generation, time-based DisplayCard, which will be introduced in 2009.

•	Booked a single order valued at over 3.7 million dollars, the largest order ever booked in this market segment.

•	Ended the fiscal year with a shippable backlog of almost $4.5 million.

•	Began planning the expansion of our supply chain

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

Although security solution providers have and, we expect, will continue to have growth in their businesses, we believe that a barrier to further widespread adoption of multi-factor authentication is the end user’s experience using the tokens provided to them by the security solution providers. Our product, the ICT DisplayCard, is more portable and user friendly as it can be kept in a wallet, carried along with other credit card form factor cards.

Manufacturing & Production

The ICT DisplayCard has been available for issuance on a limited quantity basis since December 2006.  Although we continue to develop our own manufacturing process, we currently outsource a majority of our manufacturing.  We rely on OEMs, and the ability to produce the ICT DisplayCard is limited by our supply chain partners and  the component parts we are able to procure.

The electronics and the EPS display of the ICT DisplayCard is presently being manufactured in Taiwan by a single supplier, SmartDisplayer, LTD.  A  European company, NagraID laminates the finished polymer surfaces including the artwork and other printing that provide the card’s cosmetic finish. The battery, presently available from only one supplier, Solicore, Inc.powers the card’s circuitry and display.InCard performs final testing and quality assurance testing on the finished cards prior to shipping to our customers.

 We estimate that with our current suppliers and increased, minimal investment in the company’s manufacturing infrastructure , we have the capacity to produce more than three million ICT DisplayCards per month.  We believe that our present capacity will meet our anticipated demand well into 2010. In the event that we receive greater interest or orders than our projections, our OEMs and new supply chain partners have indicated to us that they will be able to significantly increase capacity.

Our Power Inlay Technology And Products

Our power inlay technology integrates a battery, circuit, switch and output device into financial cards or other information-bearing plastic cards that comply with the various requirements set forth by the International Organization for Standardization (ISO) for credit/debit cards. Our technology is designed to be used as an operating system to add different applications that require power into credit card sized cards to run complex integrated circuitry. Our power inlay technology can be used to power display screens, a one-time-passcode generator, and other anti-fraud measures. We have developed a process for imbedding our power inlay technology into a payment card and into credit card sized cards that meet ISO standards.

Our Strategy And Sales Cycle

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

Sales & Marketing

We anticipate that the majority of our revenues will come from the sale of ICT DisplayCards. We intend to sell these cards through resellers. However, these resellers are not obligated to sell our product and in fact the degree of success of these resellers will depend on our ability to develop interest in the ICT DisplayCard with end-users and with companies that need or provide security solutions.

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

Research & Development

We conduct research and development activities both in-house and at outside laboratories.  We have purchased materials and components for our products under development from a number of technology companies.

We have spent $467,887 and $1,352,413 for research and development for the fiscal years ended December 31, 2008 and 2007, respectively.

Intellectual Property

We rely on a combination of patent, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology. We currently own eleven U.S. patents and twenty five foreign patents most of which relates to our prior products and not to the ICT DisplayCard which is now the focus of our efforts. We also have fifteen foreign patent applications pending. The duration of the U.S. patents generally is 20 years from the date the original application was filed. At this time, we  have limited patent protection on our ICT DisplayCard technology.

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

Competition

We are aware of products that are being mass produced in the same form factor as our ISO-compliant CR80 form factor that incorporates the token technology. There are companies creating tokens and random number generators for use in dual-factor authentication (as an item separate from the transaction card). For example, RSA, Vasco, and VeriSign token devices may be cost competitive to our technology but are not in a credit card form factor. Smart Card, biometrics, and software programs can provide multi-factor authentication competitive to our ICT DisplayCard.

We believe that the principal competitive factors that affect the market for tokens include convenience, price, quality/reliability, ease of use, and  cost. Although we believe that our ICT DisplayCard will be able to compete favorably with respect to some of these factors, there can be no assurances that we will be able to maintain our competitive position against current and potential competitors, especially those with significant marketing, service, support, technical and other competitive resources.

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

Employees

We have 5 full time employees including our officers.  We also have 2 part time employees and utilize the services of 2 outside consultants on a full time basis.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports.  Also our executive officers, directors and holders of more than 10% of our common stock, file reports with the SEC on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available on the SEC’s web site, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating our company and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

We are in default of our 8% Senior Secured Debentures.

We are in default of our debt agreements entered into in January 2008 and April 2008 in connection with the sale of our 8% Senior Secured Debentures.  In September 2008, we agreed to defer a portion of the interest payments due October 1, 2008 and January 1, 2009. Such deferral resulted in those payments, plus a ten percent (10%) deferral charge being added to the principal balance of those debentures. In February 2009, we were delisted from the NASDAQ National Market, constituting a default on the entire debenture balance. We are currently negotiating waivers for this default.  However, as a result of the default,  investors can call the debentures and demand immediate repayment.  Our inability to repay the outstanding balance can result in our debenture holders exercising their remedies under the accompanying security agreements and foreclosing on substantially all of our assets.  In such instance, we could be forced to seek bankruptcy protection or the debenture holders could take our assets as satisfaction of their indebtedness.  In either instance, this will result in a total loss of our common shareholders’ investment.

Our independent registered public accounting firm has raised concerns about our ability to continue as a going concern.

Our auditors have added an explanatory paragraph to their opinion on our financial statements for the year ended December 31, 2008 because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs and we must raise additional capital in order to continue to operate our business. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

The Company has a history of recurring losses from operations and has an accumulated deficit of $36,996,720 as of December 31, 2008. Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until the fourth quarter of 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan regarding these matters is to raise additional debt and/or equity financing to allow it the ability to cover its current cash flow requirements and meet its obligations as they become due.

There can be no assurances that funds will be available to the Company when needed or, if available, that such funds would be available under favorable terms. In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional funds in the near future, the Company may seek protection under bankruptcy laws.

Our common shares were delisted from the NASDAQ Capital Market.

On February 20, 2009, our common shares were delisted from the NASDAQ Capital Market.  As a result of the delisting, our shares now trade on the Over-the-Counter Bulletin Board and on the Pinksheets.  Historically, the volume and liquidity of these two markets has been significantly less than on the NASDAQ Capital Market.  Addition, shares listed these markets are unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock and could result in large fluctuations or market price.

Our common stock is subject to the penny stock regulations and restrictions which may create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our common stock.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

 Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors perception of our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As a result, investors may have the perception that penny stock are too risky which will make developing an active market for our common shares more difficult.

We are an early stage company with an unproven business strategy. Our limited history of operations makes evaluation of our business and prospects difficult.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Since our incorporation, we have primarily been and continue to be involved in development of products using our power inlay technology and marketing these products to industry partners. In 1998, our founder commenced commercialization of our first product, the LensCard, and entered into license agreements with banks and credit card issuers, most of which have terminated. After discovering the possibility of placing power into an International Organization of Standards (ISO) compliant card, we began to focus our efforts on the development of our power inlay technology and not on the marketing of the LensCard. For these reasons, we expect that future orders for the LensCard will be insignificant. We closed our first commercial sale of our InCard DisplayCard, which uses our power inlay technology, in the fourth quarter of 2007. Although we believe that our power inlay technology and products under development have significant profit potential, we may not attain profitable operations and may not succeed in realizing our business objectives.

We may currently be operating in the “zone of insolvency” and as a result our directors’ fiduciary duty may be to creditors and shareholders.

Generally, a corporation’s directors owe a fiduciary duty to the corporation’s shareholders and not to its creditors. The duties of the directors to creditors do not expand beyond the relevant contractual terms. However, when a corporation is operating in the “zone of insolvency,” some courts have concluded that the fiduciary duty of directors shifts to include creditors. Delaware courts have taken the position that directors of a corporation operating in the zone of insolvency continue to owe a fiduciary duty to the corporation’ shareholders but also to its creditors. Accordingly, management and the directors are required to consider their duties with regard to both shareholders and creditors in their decision making process.

We have an accumulated deficit of $36,996,720 as of December 31, 2008 and we may never achieve profitability

We have incurred significant net losses every year since our inception, including net losses of $8,929,537 and $14,333,622 for the fiscal years ending December 31, 2008 and 2007, respectively. As of December 31, 2008, we had an accumulated deficit of $36,996,720. These losses have resulted principally from expenses incurred in our research and development programs and general and administrative expenses. To date we have not generated significant revenues. We have sustained operations through the issuance of our securities.  We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time.  We cannot assure you that we will ever be profitable and accordingly, will be completely dependent on raising additional capital through the sale of our securities, if possible.

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

We obtain the battery, a key component for our power inlay technology, from a single source on a purchase order basis from Solicore, Inc. In the event of a disruption or discontinuation in supply, we could may not be able to  obtain replacement batteries on a timely basis, which would disrupt our operations, delay production  and impair our ability to manufacture and sell our products.

We obtain the display, a key component for the InCard DisplayCard, from a single source, SmartDisplayer, under a written agreement. In the event of a disruption or discontinuation in supply, we  may not be able to obtain replacement displays on a timely basis, which would disrupt our operations, delay production  and impair our ability to manufacture and sell our InCard DisplayCard.

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

Establishment of patents and other proprietary rights by us and our suppliers is important to our success and our competitive position. Performance in the payment card industry can depend, among other factors, on patent protection. Our policy is to identify patentable inventions developed by our company, and to seek to acquire patent rights for such inventions. We mainly develop and patent technology in the fields of card enhancements and methods of card manufacturing. We seek to obtain a reasonably broad territorial protection for our patented technologies. We usually file initial patent applications in the United States, and subsequently file corresponding applications in   foreign countries depending on the relevant circumstances. We may elect to forego patent protection for some of our proprietary technologies   and treat such technologies as trade secrets. Despite our efforts to establish and protect our patents, trade secrets or other proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as much as the laws of the United States protect them. Our means of establishing and protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around our patents or our other proprietary rights.  We  have limited patent protection for our InCard DisplayCard.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees and consultants, particularly Richard Nathan, our President and Chief Executive Officer, Craig Nelson, who supervises the manufacturing and testing of the InCard DisplayCard, and Mark Poidomani, our chief technology officer, to formulate and implement our business plan, including the development of our power inlay technology. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry, and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

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

Our power inlay technology has only been produced in limited production quantities. We are applying our own resources and working in cooperation with other companies that have specialized technical expertise related to the power inlay technology for thin, flexible non-payment cards. Failure to secure or maintain exclusive rights or failure to successfully transition to full scale production, without the use of proprietary technology of others, may have a material negative effect on our business strategy and operations.

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

As of December 31, 2008, we had 28,495,256 shares of common stock outstanding. All of these shares can be traded pursuant to a prospectus or via a transaction pursuant to Rule 144 under the Securities Act of 1933. On a fully diluted basis, including shares issuable upon exercise of warrants and stock options, we have 40,180,853 shares.

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

We may be subject to securities litigation as the price of our common stock has drastically decreased over the past nine months.

During the past nine months, the price of our common stock has decreased from $1.27 on June 30, 2008 to $0.12 as of March 31, 2009.  Although management feels that at all times it has acted in the best interest of the company’s shareholders, such declines in stock price have historically increased the probability of becoming the subject of a securities class action law suit.  If we were to become the target of such litigation, we will have to spend considerable time and resources in defending such litigation.  This would result in management diverting its focus from the development and sale of our products.  Additionally, such litigation can also be extremely costly and deplete our assets.

We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2008, after taking into consideration our outstanding common and preferred shares, our board of directors will be entitled to issue up to 46,504,744 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

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

Our management has concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on such evaluation which disclosed numerous material weaknesses, our CEO and CFO have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. If we fail to implement new or improved disclosure controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

We have identified numerous material weaknesses in our internal control over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. Our non-affiliated market capitalization qualified us as a “Smaller Reporting Company” effective in 2009. As a result, we are required to include our management’s report on internal control over financial reporting in this Annual Report but are not required to include our auditors’ attestation report on our internal control over financial reporting.   As discussed in Item 9A to this Annual Report, we have concluded that, as of December 31, 2008, our internal control over financial reporting was not effective and have identified a number of material weaknesses in our internal control over financial reporting. While we intend to remedy these weaknesses during the current fiscal year, we may be unable to do so. If we fail to implement required new or improved controls there may be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

ITEM 2.	PROPERTIES

We currently lease our executive offices which are located at 633 West Fifth Street, Suite 2600, Los Angeles, CA 90071.  Our lease consists of approximately 175 square feet and we pay $1,200 per month. Our lease is on a month-to-month basis. In addition, several of our employees work from satellite or home offices.  We do not pay for these facilities.   There is no affiliation between us or any of our principals or agents and our landlord or any of their principals or agents.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until February 20, 2009, our common stock was traded on the NASDAQ Capital Market under the symbol "INVC" at which time our shares were delisted.  After February 20, 2009, our common shares have been traded on the Over-the-Counter Bulletin Board and Pink Sheets under the ticker symbol INVC.OB.  The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock on the NASDAQ Capital Market.

	High	Low
2007
First Quarter	$6.20	$4.26
Second Quarter(1)	$6.24	$4.00
Third Quarter	$4.90	$1.93
Fourth Quarter	$3.80	$1.69

2008
First Quarter	$2.55	$1.69
Second Quarter	$2.55	$1.01
Third Quarter	$1.35	$0.40
Fourth Quarter	$0.44	$0.06

Our transfer agent is American Stock Transfer & Trust Company www.amstock.com.

Holders

As of April 20, 2009 our common stock was held by approximately 25 record holders.  We believe our actual number of shareholders may be significantly higher as 28,086,660 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 and 2007 Stock Plans as of December 31, 2008.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2004 Stock Incentive Plan, as amended	454,500	$2.41	-
2007 Equity Incentive Plan	3,478,177	1.23	521,823
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,932,677	$1.37	521,823

Recent Sale of Unregistered Securities

During the period covered by this Annual Report we have not sold any unregistered securities that were not registered under the Securities Act or included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

•	On January 4, 2008, we issued a common stock purchase warrant to purchase 60,000 of our common shares at $2.49 per share to one of our consultants. The warrant has a ten year exercise period.

•
On January 8, 2008, we sold $3.5 million of our 8% Senior Secured Convertible Debentures. As part of the transaction, we issued the purchasers common stock purchase warrants to purchase 700,000 of our common shares. For a more detailed description of the transaction, refer to Note 12 of our financials contained in this report. We incorporate by reference the disclosure of the transaction and accompanying documents as contained in our Current Report on Form 8-K filed with the SEC on January 9, 2008.

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

•
On March 27, 2008, pursuant to our 2007 Equity Incentive Plan, we issued to our CEO an option to purchase 1,000,000 common shares at $2.25 per share. The option vests over a period of approximately 36 months upon the occurrence of certain milestones and has duration of 10 years. For a more detailed description of the option and the vesting conditions, please refer to our Current Report filed with the SEC on Form 8-K on April 2, 2008.

•
On March 27, 2008, pursuant to our 2007 Equity Incentive Plan, we issued to our CFO an option to purchase 200,000 common shares at $2.25 per share. The option vests over a period of approximately 36 months upon the occurrence of certain milestones and has duration of 10 years. For a more detailed description of the option and the vesting conditions, please refer to our Current Report filed with the SEC on Form 8-K on April 2, 2008.

•
On April 15, 2008, we sold $5 million of our 8% Senior Secured Convertible Debentures. As part of the transaction, we issued the purchaser common stock purchase warrant to purchase 1,008,064 of our common shares. For a more detailed description of the transaction, refer to Note 12 of our financials contained in this report. We incorporate by reference the disclosure of the transaction and accompanying documents as contained in our Current Report on Form 8-K filed with the SEC on April 16, 2008.

•
On May 5, 2008, pursuant to our 2007 Equity Incentive Plan, we granted one of our employees an option to purchase 225,000 common shares at an exercise price of $1.95 per share.  The option vests over five years and expires if not exercised in 10 years from the grant date.

•
On May 22, 2008, pursuant to our 2007 Equity Incentive Plan, we granted one of our employees an option to purchase 350,000 common shares at an exercise price of $1.67 per share.  The option vests over four years and expires if not exercised in 10 years from the grant date.

•	On June 16, 2008, we issued a common stock purchase warrant to purchase 350,000 of our common shares at $2.48 per share to one of our consultants. The warrant has a five year exercise period.

•
On June 16, 2008, pursuant to our 2007 Equity Incentive Plan, we granted one of our employees an option to purchase 5,000 common shares at an exercise price of $1.67 per share.  The option vests over five years and expires if not exercised in 10 years from the grant date.

•
On November 11, 2008, pursuant to our 2007 Equity Incentive Plan, we agreed to grant Richard Nathan, or Chief Executive Officer, an option to purchase 1,000,000 common shares at an exercise price of $0.10 per share.  The granting of the option was contingent on Mr. Nathan and us reaching an agreement on the terms of his employment contract and board approval.  Both these conditions were met in early 2009.  The option vests quarterly over two (2) years and expires if not exercised on November 11, 2009.

•
On December 19, 2009, pursuant to our 2007 Equity Incentive Plan, we granted 6 employees an aggregate of 408,000 options to purchase common stock at an exercise price per share of $0.07.  The options vest over three years and expire on December 19, 2018 if not exercised.

•
On December 19, 2008, pursuant to our 2007 Equity Incentive Plan, we granted one of our directors an option to purchase 100,000 common shares at an exercise price of $0.07.  The option vests over three years and expires on December 19, 2018 if not exercised.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies. Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. Analysis of our financial results comparing 2008 to 2007.

•
Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview” section (see also “Risk Factors” in Part I, Item 1A of this Form 10-K). Our actual results may differ materially.

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

On February 20, 2009, as a result of our common shares being delisted from the NASDAQ Capital Market, we defaulted on our debt agreements entered into in January 2008 and April 2008 in connection with the sale of our 8% Senior Secured Debentures.  Accordingly investors can call the debentures and demand immediate repayment.  Our inability to repay the outstanding balance can result in our debenture holders exercising their remedies under the accompanying security agreements and foreclosing on substantially all of our assets.  In such instance, we could be forced to seek bankruptcy protection or the debenture holders could take our assets as satisfaction of their indebtedness.  In either instance, this will result in a total loss of our common shareholders’ investment.  At present, we are attempting to modify the terms of our 8% Senior Secured Debentures in order to present the holders foreclosure on our assets.  There can be no assurance that we will be able to modify the terms of such debentures or that if we do, that such modification will allow us to continue operating.

Since inception, we have been unprofitable. We incurred net losses of $8,929,537 and $14,333,622 for the twelve months ending December 31, 2008 and 2007, respectively. As of December 31, 2008, we had an accumulated deficit of $36,996,720. Our continued existence is dependent upon our ability to generate sales of the InCard DisplayCard or, if we are unable to do so in sufficient quantity to cover our expenses, to obtain additional financing. In 2008, we made our first significant sale of InCard DisplayCards; however we anticipate that we will continue to incur net losses due to our costs exceeding our revenues.  Management cannot yet predict when we will achieve an operating profit or net income.  Our capital requirements for the next 12 months consist of the acquisition of inventory, retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology.  These expenditures are anticipated to be significant.   In addition, our gross margin is greatly impacted by production volume. At low levels of production our gross margin is in the single digits and may be negative. At the higher volume levels our gross margin rises. To date, our operations have been funded primarily through equity and debt financings.

We believe that our current cash, combined with anticipated revenue collections, will be adequate to fund our operations through the third quarter of 2009. If we are unable to raise additional financing by that date, we may be forced to curtail our operations or seek bankruptcy protection. We anticipate that we will not be able to generate sales of the InCard DisplayCard in quantities that will sustain a positive cash flow until the fourth quarter of 2009. At such time, our cash needs since the breakeven volume is higher than originally anticipated.

Our backlog, which consists of orders received but not yet shipped, totals $4.45 million at December 31, 2008, most of which we expect to deliver in 2009.

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

Accounts receivable allowances.

Our sales to date have been to large credit card issuers and we have been successful in collecting for products and services. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At December 31, 2008, based on our review of customer activity, we recorded an allowance for doubtful accounts of $60,000.

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

Results of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events.

Revenue

Revenue totaled $2,828,581 in 2008 and $445,000 in 2007.

			Change in 2008 Versus 2007
	2008	2007	$	%
Revenue	$2,828,581	$445,000	$2,383,581	536%

The increase in revenue in 2008 as compared to 2007 was attributable to sales of the InCard DisplayCard and the clamshell.  In 2007 revenue consisted of royalties from LensCard.  We believe that future revenue will be primarily from the sales of the InCard DisplayCard, while revenue from LensCard royalties is expected to be negligible. The increase in revenue in 2008 was attributed to an improvement in our supply chain, allowing us to ship more quality products. Specifically, we made advances in the card’s electronics, including the battery and display module. By improving the quality, more customers were interested in the product and we had a lower return rate.

Cost of Goods Sold

Cost of goods sold totaled $4,350,975 in 2008 and $851,637 in 2007.

			Change in 2008 Versus 2007
	2008	2007	$	%
Cost of Goods Sold	$4,350,975	$851,637	$3,499,338	411%

The increase of cost of goods sold in 2008 compared to 2007 was attributed to increased sales of the InCard DisplayCard.  Cost of goods sold consists of costs to manufacture in the amount of $2.4 million, inventory write-offs and reserve adjustments in the amount of $1.7 million and warranty expense of $227,024. The improvement in our gross margin percentage was attributable to the advances we made in the supply chain, resulting in fewer rejects. The primary reason for this was an improvement in the firmware used in producing the product.

Operating Expenses

Operating expense totaled $8,727,651 in 2008 and $14,088,503 in 2007.

			Change in 2008 Versus 2007
	2008	2007	$	%
Operating Expenses
Administrative	$5,461,782	$8,389,987	$(2,928,205)	-35%
Consulting Fees	612,414	641,884	(29,470)	-5%
Impairment	1,450,888	1,000,010	450,878	45%
Unrecoverable payment to suppliers	-	1,546,428	(1,546,428)	-100%
Professional Fees	734,680	1,157,781	(423,101)	-37%
Research and development	467,887	1,352,413	(884,526)	-65%

Total expense	$8,727,651	$14,088,503	$(5,360,852)	-38%

Administrative Expenses

Administrative expenses totaled $5,461,782 in 2008 compared with $8,389,987 in 2007.  The decrease of $2,928,205 or 35% from 2007 to 2008 was attributed to a conscious cutback in expenses of the Company. Specifically, there was a significant staff reduction in June, and again in November. Overall, we believe administrative spending was excessive in 2007 and during the first half of 2008. Prospectively we are actively monitoring our spending and avoiding all unnecessary spending.  Administrative expenses consist of travel, marketing, compensation, administrative fees, and depreciation and amortization expense.

Consulting Fees

Consulting fees expense totaled $612,414 in 2008, as compared to $641,884 in 2007.  The decrease of $29,470, or 5%, from 2007 to 2008 was primarily attributable to a reduction in the value of warrants granted to contractors. As our stock price decreased in the second half of 2008, the warrants we had granted to contractors became less valuable and this non-cash expense was reduced. Consulting fee expense consists of payments made to independent contractors that provided services to us.

Impairment

Impairment expense totaled $1,450,888 in 2008, as compared to $1,000,010 in 2007.  Impairment expense consists of certain impaired acquired intangible assets.  Refer to Note 6 to the financial statements.

Unrecoverable Payments to Suppliers

Unrecoverable payments to suppliers expense totaled $1,546,428 in 2007. Unrecoverable payments to suppliers consist of payments made to third party suppliers for deposits that we no longer expect to utilize, purchase orders that we do not expect to fulfill and accrued expenses to satisfy irrevocable purchase orders.  There was no equivalent expense in 2008.

Professional Fees

Professional fees expense totaled $734,680 in 2008, as compared to $1,157,781 in 2007.  The decrease of $423,101, or 37%, from 2007 to 2008 was primarily attributable to a reduction in legal fees.  Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers

Research and Development Expense

Research and development expense totaled $467,887 in 2008, as compared to $1,352,413 in 2007.  The decrease of $884,526, or 65%, from 2007 to 2008 was primarily attributable to staff reductions and cutbacks in the second half of 2008.  Research and development expense consists of costs relating to further development of the InCard DisplayCard.

Other Income (Expense)

Other income totaled $1,321,308 in 2008, compared with $162,318 in 2007.

			Change in 2008 Versus 2007
	2008	2007	$	%
Other income (expense):
Change in fair value of warrant liability and other expense	$3,068,251	$-	$3,068,251	100%
Interest income	26,857	183,793	(156,936)	-85%
Interest expense	(1,644,005)	(21,475)	(1,622,530)	7555%
Other expense	(129,795)	-	(129,795)	NA
Total other income (expense)	$1,321,308	$162,318	$1,158,990	714%

Change in fair value of warrant liability and other expense

During 2008, due to the decline in our stock price, the value of our warrant liability has decreased since our initial valuation.  We had no warrant liability at December 31, 2007.  Refer to Note 12 to the financial statements for further discussion on our warrant liability  and the related 8% senior secured convertible debentures.

Interest Income

Interest income totaled $26,857 in 2008 compared to $183,793 in 2007. The decrease in 2008 as compared to 2007 of $156,936 was attributed to lower cash balances maintained in 2008 along with lower interest rates on the cash we had on deposit.

Interest Expense

Interest expense totaled $1,644,005 in 2008 and $21,475 in 2007. The increase in 2008 as compared to 2007 was attributable to the amortization of the debt discounts related to our 8% senior secured convertible debenture transactions during 2008.  Refer to Note 12 to the financial statements.

Other Expense

Other expense in 2008 represents a loss on a lease that did not occur in 2007.

Liquidity and Capital Resources

Our principal sources of operating capital since our inception through December 31, 2008 have been equity and debt financings totaling $30,303,691, and to a lesser degree our revenues.  Since our inception, we have incurred significant losses, and as of December 31, 2008 we had an accumulated deficit of $36,996,720. Our cash and cash equivalents balance at December 31, 2008 was $76,645, a decrease from $339,600 at December 31, 2007.

		2007	Change in 2008 Versus 2007
	2008	(as restated)	$	%
At December 31:
Cash & Cash Equivalents	$76,645	$339,600	$(262,955)	-77%

Year ended December 31:
Net cash used in operating activities	$(8,216,304)	$(7,949,145)	$(267,159)	3%
Net cash used in investing activities	$(69,151)	$(21,351)	$(47,800)	224%
Net cash provided by financing activities	$8,022,500	$40,000	$7,982,500	19956%

The decrease in our cash and cash equivalents balance was attributed to (1) losses from operations and the reduction of accounts payable that exceeded (2) our ability to raise adequate debt and equity capital to support these activities.

Net Cash Used in Operating Activities

In our operating activities we used $8,216,304 in cash in 2008 and $7,949,145 in cash in 2007. The increase of $267,159 in cash used in operating activities in 2008 as compared to 2007 was primarily attributable to an increased use of working capital primarily to reduce accounts payable to a more current level.

Net Cash Used in Investing Activities

In our investment activities we used $69,151 in cash in 2008 and $21,351 in cash in 2007.  The increase of $47,800 in cash used in investing activities in 2008 as compared to 2007 was due to increased purchases of production and testing equipment

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8,022,500 in 2008 as compared to $40,000 in 2007.  The increase from 2007 to 2008 was attributed to our January and April 8% Senior Convertible Debenture financings.

Listed below are key financing transactions entered into by us in the last three years:

•
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

•
On September 28, 2006, we purchased rights relating to the InCard DisplayCard from nCryptone for 4,500,000 shares of our common stock and acquired a license to use a patent for $1,000,010 that was due by September 27, 2007. We have paid $400,000 towards the cost of the patent through March 31, 2008. The remainder is due in January 2009.

•
On January 8, 2008, we entered into a securities purchase agreement with 13 institutional and accredited investors. Pursuant to the terms of the agreement, we sold $3.5 million of our 8% Senior Secured Convertible Debenture. The debentures: (i) bear interest at 8% per year, paid quarterly in cash or registered common stock, at our discretion; (ii) have a maturity of January 8, 2011, (iii) are convertible at the holder’s option into shares of our common stock at $2.50 per share, (iv) are secured by all of our and our subsidiary’s assets including inventory, receivables, unencumbered equipment and intellectual property, and (v) have a forced conversion feature which allows us to force the conversion of the debentures if our common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. In connection with the sale of the debentures, we also issued the purchasers five-year common stock purchase warrants to purchase an aggregate of 700,000 shares of our common stock at an exercise price of $2.75 per share. We used the net proceeds of the financing for our working capital requirements and to pay down certain obligations. Both the conversion price of the debentures and the warrants’ exercise price were reset following the April 15, 2008 financing discussed below.

•
On April 15, 2008, sold an additional $5 million of our 8% Senior Secured Convertible Debenture to EMC Corporation.   As a result of market conditions, the conversion price of the debenture is $2.48 per share.  This resulted in a re-pricing of our January 8, 2008 debentures.   In connection with the sale of the additional debentures, we issued EMC a five-year common stock purchase warrant to purchase 1,008,064 shares of our common stock at an exercise price of $2.728 per share. Similar to the conversion of the debentures, this resulted in a re-pricing of the January 8, 2008 warrant exercise price to $2.7828 per share.  We used the net proceeds of the financing for our working capital requirements and to pay down certain obligations.

Default of 8% Senior Secured Debentures

In September 2008, we agreed with certain Debenture holders to defer a portion of the interest payments due October 1, 2008 and January 1, 2009. Such deferral resulted in those payments, plus a ten percent (10%) deferral charge being added to the principal balance of those debentures. On February 20, 2009, as a result of our common shares being delisted from the NASDAQ Capital Market, we defaulted on our debt agreements entered into in January 2008 and April 2008 in connection with the sale of our 8% Senior Secured Debentures.  Accordingly investors can call the debentures and demand immediate repayment.  Our inability to repay the outstanding balance can result in our debenture holders exercising their remedies under the accompanying security agreements and foreclosing on substantially all of our assets.  In such instance, we could be forced to seek bankruptcy protection or the debenture holders could take our assets as satisfaction of their indebtedness.  In either instance, this will result in a total loss of our common shareholders’ investment.  At present, we are attempting to modify the terms of our 8% Senior Secured Debentures in order to prevent the holders’ foreclosure on our assets.  There can be no assurance that we will be able to modify the terms of such debentures or that if we do, that such modification will allow us to continue operating.

Future Needs

Through the date of this report, our operations have been funded primarily through equity and debt financings totaling $30,303,691,  We have engaged an investment advisor to explore capital raising opportunities but there can be no assurance that capital will be available to us on terms that are acceptable, or at all.

We believe that our current cash of $125,000 as of May 8, 2009, combined with anticipated revenue collections, will provide us with sufficient resources to fund our operations through the third quarter of 2009 provided our 8% Senior Secured Debenture holders do not exercise their rights under their debentures and foreclose on our assets.

If we are able to successfully sell the InCard DisplayCard in substantial quantities during the second and third quarters of 2009 we may be able to continue operations through the third quarter of 2009.  If we need additional capital, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

Going Concern

Our independent registered public accountants have included a going concern explanatory paragraph in their unqualified opinion of our 2008 financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (December 31, 2008). Based on such evaluation which disclosed numerous material weaknesses as noted below, our CEO has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Management of Innovative Card Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)  Based on our assessment at December 31, 2008, management believes that our internal control over financial reporting was not effective based on criteria set forth by the COSO. The following material weaknesses were identified in our internal control over financial reporting at December 31, 2008:

•
We performed a financial close on a quarterly basis through March 2008 (effective April 2008 we began a monthly close process). The analysis of actual to budgeted results was either done marginally or not at all and there was no mechanism in place to evaluate variances, investigate unusual activity or communicate findings to senior management or the board of directors.

•
During the quarterly financial close we did not utilize a financial closing checklist or prepare other documentation to ensure that all items had been considered for inclusion in the three quarterly filings of Forms 10-Q.

•
We are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources. At risk areas include cash receipts and payments, processing of journal entries and account reconciliations.

•	We did not maintain a standard listing of recurring journal entries through March 2008 (effective April 2008 we began this monthly process).

•	Much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers, unable to be shared by accounting personnel and not backed up.

•
We have not performed a physical inventory of fixed assets. As a result, we failed to identify idle fixed assets that were not in our possession until late in the closing process necessitating an adjustment to our results.

•
Through April 2008, we did not consistently utilize purchase orders when purchasing inventory, which could lead to uncertainty regarding our quarter end commitments. Effective May 2008 we began this process.

•	Formal job descriptions do not exist and annual reviews are not performed.

•	During the fourth quarter of 2008 our CEO and CFO resigned. This caused us to have limited oversight of operations and less review of activity.

•	Due to the deficiencies discussed above, we were not able to complete our December 31, 2008 annual close in a timely manner which lead to filing our Form 10-K late.

We intend to remediate these material weaknesses during 2009. As concerns the material weakness relating to segregation of duties, we are re-examining our procedures to include compensating controls and minimize the risk associated with having limited resources in the accounting department.

Notwithstanding these material weaknesses, we believe that our financial condition, results of operations and cash flows presented in this report of Form 10-K are fairly presented in all material respects. We base our conclusion on our ability to substantiate, with a high degree of confidence, the small number of significant general ledger accounts that comprise our financial statements.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2008 we made the following changes in internal control over financial reporting:

•
Beginning in April 2008 we instituted a monthly financial closing process. A formal report, including balance sheet, results of operations and analyses of key accounts, is prepared by the accounting manager, reviewed and signed off by the CFO and distributed to the CEO and the board of directors.

•	Beginning in April 2008 we established a standard listing of recurring journal entries that are reviewed and signed off by the CFO as part of the monthly closing process.

•	We instituted a formal purchasing policy in May 2008 that requires the use of purchase orders for all inventory purchases.

•	We established with certainty the Section 382 limitation on our loss carryforwards.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our board of directors consists of five members.  The following sets forth our current directors, the positions they have had with us, information concerning their ages and background.

Name	Positions with Company	Age	Director Since
Donald Joyce	Director and Chairman of the Board	57	2003
W. Robert Ramsdell	Director	67	2007
Richard Nathan	Director, Chief Executive Officer and Principal Financial Officer	67	*
Scott V. Ogilvie	Director	54	2006
Harry L. Tredennick, III	Director	62	2007

*     Please refer to Mr. Nathan’s bio for term of directorship.

Dr. Donald Joyce has served as a director since November 2003 and our Chairman since September 2007. Dr. Joyce serves as the Washington representative for the University of Chicago Argonne National Laboratory beginning February 2008. Previously, since April 2001, he served as Deputy Director of the University of Chicago Argonne National Laboratory. From June 6, 2000 to February 2001, Dr. Joyce served as Chief Technology Officer for Technology Connect, a technology consulting firm in Massachusetts. From May 1999 to June 2000, he served as Senior Vice President of JDH Technologies, LLC, a software company. Prior to May 1999, Dr. Joyce served as President of Muhlbauer Inc., an equipment supplier to the semiconductor, circuit board assembly and smart card industries. Dr. Joyce received a Ph.D. in Physics from the College of William and Mary and a B.A. in Physics from the University of Colorado.

W. Robert Ramsdell has served as a director since June 2007. Mr. Ramsdell has been engaged in private investments in micro cap companies since 1990.  From 1973 until his retirement in 1990, Mr. Ramsdell was senior partner, director of research and office manager of Cantor Fitzgerald & Co. in Los Angeles, engaged in the institutional equity business.

Richard J. Nathan has served as a director since December 2007.  During this period, Mr. Nathan resigned from the board from September to November 2008.  Mr. Nathan has served as our Chief Executive Officer and Principal Financial Officer since November 17, 2008.   Mr. Nathan founded JigSaw tek, Inc. in May 2001, where he served as the Chief Executive Officer until 2005. The company marketed high-end, integrated circuit packaging solutions using proprietary, patent-pending embedded silicon technology. Since that time, Mr. Nathan has pursued personal and professional interests and investments in various technology industries. Mr. Nathan attended Denver University and majored in physics. He also attended Adelphi University and completed numerous graduate and undergraduate courses in various science and business disciplines. He has authored or co-authored eight U.S. patents.

Scott V. Ogilvie has served as a director since December 2006.   Mr. Ogilvie is President and CEO of Gulf Enterprises International, Ltd, (“Gulf”) a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He has held this position since August of 2006. Mr. Ogilvie also serves as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he has held for the last five years. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR), Innovative Card Technologies, Inc. (OTCBB:INVC) and Preferred Voice Inc, (OTCBB:PRFV).

Harry L. Tredennick III has served as a director since December 2007. Mr. Tredennick serves as a technology analyst for Gilder Publishing. His area of expertise is leading-edge components and he writes and speaks on topics related to microprocessors, programmable logic, reconfigurable systems, and MEMS (microelectromechanical systems). He has held this position since August 2000. He has held engineering and research positions at Motorola and IBM and was once Chief Scientist at Altera. Dr. Tredennick was named a Fellow of the IEEE for his contributions to microprocessor design. He received his Ph.D. in Electrical Engineering from the University of Texas, Austin. He received his MSEE and BSEE in Electrical Engineering from Texas Tech University, where he has been named a Distinguished Engineering Graduate.

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Positions	Age	Position Since
Richard Nathan	Chief Executive Officer, Principal Financial Officer, Director	67	2008

Richard Nathan – See Bio in the “Directors” section

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2008:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
Richard Nathan	Form 3	1
Harry L. Tredennick III	Form 3	1
Steven Delcarson	Form 4	1
Charles Caporale	Form 4	1
Harry L. Tredennick III	Form 4	1
Richard Nathan	Form 4	1

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The purpose of the code is to ensure that our business is conducted in a consistently legal and ethical matter. A copy of our code can be viewed on our website at www.incardtech.com.

We intend to disclose future amendments to our code, or waivers of such provisions on our web site within four business days following the date of such amendment or waiver.

Committees

We have established 3 corporate governance committees comprising of the: (i) Audit Committee; (ii) Compensation Committee; and (iii) Nomination and Corporate Governance Committee.  Each of our committees has adopted a formal charter.  A copy of each committee’s charter may be found on our website at www.incard.com.

Audit Committee

We have a designated audit committee in accordance with section 3(a)(58)(A) of the Exchange Act.  The committee oversees our financial reporting process on behalf of the Board of Directors. The committee operates under a written charter approved by the Board, a copy of which may be found on our website, http://www.incardtech.com .  The committee meets at least quarterly with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select and engage the independent accountants, assess the adequacy of our staff, management performance and procedures in connection with financial controls and receive and consider the accountants’ comments on our internal controls.  The board has determined that Mr. Ogilvie is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

The current members of the Audit Committee are Scott V. Ogilvie (Chairman), W. Robert Ramsdell and Harry L. Tredennick.

Our board of directors has determined that Mr. Ogilvie is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K. An audit committee financial expert is a person who can demonstrate the following attributes:  (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions.

Compensation Committee

The Compensation Committee makes determinations concerning salaries and incentive compensation and otherwise determines compensation levels for the Company’s executive officers, directors and other key employees and performs such other functions regarding compensation as the board may delegate.

The current members of the Compensation Committee are W. Robert Ramsdell (Chairman), Scott V. Ogilvie and Harry L. Tredennick III.

Nomination and Corporate Governance Committee

The Nominating and Corporate Governance Committee reviews and evaluates the effectiveness of the Company’s executive development and succession planning processes, as well as providing active leadership and oversight of these processes, and oversight of the Company’s corporate governance policies. The Nominating and Corporate Governance Committee also evaluates and recommends nominees for membership on the Company’s board of directors and its committees.

The current members of the Nominating and Corporate Governance Committee are Donald Joyce (Chairman) and Scott V. Ogilvie.

There has been no change material change to the procedures by which security holders may recommend nominees to our board of directors since we last provided such disclosure in our definitive proxy statement filed with the SEC in connection with our 2008 annual meeting.

Independent Directors

Our board of directors has determined that Messrs Joyce, Ramsdell, Ogilvie and Tredennick are each “independent” as that term is defined by the NASDAQ rules.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our most recently completed fiscal year concerning the compensation of (i) the Principal Executive Officer (“PEO”); and (ii) the one most highly compensated individuals who earned over $100,000 in salary and bonus during the last most recently completed fiscal year ended December 31, 2008 (together the “Named Executive Officers”).

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award ($) (f)(1)	Nonequity Incentive Plan compensation ($) (g)	Non- deferred compensation earning ($) (h)	All other Compensat ($) (i)	Total ($) (j)

Richard Nathan	2008	$30,000			$37,277				$67,277
Chief Executive	2007	$-			$-				$-
President (“PEO”)(2)

Steven Delcarson	2008	$407,102			$211,286				$618,388
Former Chief Executive Officer	2007	$87,500			$-				$87,500

Charles Caporale	2008	$204,167			$102,079				$306,246
Former Chief Financial Officer	2007	$32,077			$-				$32,077

Nick Leung	2008	$158,032			$18,750				$176,782
Former Product Manager	2007	$75,000			$25,000				$100,000

(1)	For additional information regarding the valuation of Option Awards, refer to Note 9 of our financial statements in the section captioned “Stock Options.”

(2)	Mr. Nathan was appointed Chief Executive Officer on November 17, 2008 when Mr. Delcarson’s employment contract terminated.

Employment Agreements and Arrangements and Change-In-Control Arrangements

Employment Agreement with Richard Nathan

On February 20, 2009, we entered in into a written employment agreement with Richard Nathan.  Pursuant to the terms of the agreement, Mr. Nathan annual compensation is $240,000.  Also, as part of the agreement, we granted Mr. Nathan a stock option to purchase 1,000,000 common shares at $0.10 per share.  The option has a term of five years.  The agreement also provides for a bonus equal to: (i) 3% of increase in market capitalization occurring during first year of employment; and (ii) 2% of increase in market capitalization year after year for all periods thereafter.  Mr. Nathan’s employment under the agreement is “At-Will.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options; stock that has not vested; equity incentive; and awards for each Named Executive Officer outstanding as of the end of the last completed fiscal year.

Option Awards						Stock Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan award: Number of un-earned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Richard Nathan	17,930	-	1,045,403	$0.21	2018	-	-	-	-
Chief Executive Officer

Steven Delcarson	100,000	-	-	$2.25	2009	-	-	-	-
Previous Chief Executive Officer

Charles Caporale	50,000	-	-	$2.25	2009	-	-	-	-
Previous Chief Financial Officer

Nick Leung	150,000	-	-	$1.00	2009	-	-	-	-
Previous Product
Manager

Director Compensation

The following table summarizes the compensation for our board of directors for the fiscal year ended December 31, 2008:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Donald Joyce			$75,200				$75,200
W. Robert Ramsdell			$87,778				$87,778
Richard Nathan			$37,277				$37,277
Scott Ogilvie			$97,800				$97,800
Harry L. Tredennick			$31,822				$31,822

Director Compensation Plan

Our Compensation Committee has adopted a formal outsider director compensation plan to assist us in attracting and retaining qualified directors.  Under our plan, incoming directors receive options to purchase 60,000 common shares.  The options vest in equal installments on the anniversary of the option grant.  The option grant date is the day the incoming director is elected or accepts his appointment to the board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item are incorporated by reference from Item 5 of this Annual Report from the section entitled “Equity Compensation Plan Information.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 20, 2009, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of any class of our voting securities;

•	each of our current directors and nominees;

•	each of our current named executive officers; and

•	all current directors and named executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person or group has the right to acquire within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below, based on the information such beneficial owner has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property laws may apply.

	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named executive officers
Donald Joyce		78,166	78,166	*	%
W. Robert Ramsdell	337,500	28,511	366,011	1.3%
Richard Nathan		267,930	267,930	0.9%
Scott Ogilvie		43,000	43,000	*	%
Harry L. Tredennick		19,026	19,026	*	%
Nick Leung		150,000	150,000	*	%
All directors and executive officers as
a group (5 persons)	337,500	586,633	924,133	3.2%
Beneficial Owners of 5% or more
None				-%

*	Less than one percent.

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o Innovative Card Technologies, Inc., 633 West Fifth Street, Suite 2600, Los Angeles, CA 90071.

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 28,495,256 shares of common stock issued and outstanding as of April 20, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

The following lists all transaction since the beginning of our last two fiscal years, or any currently proposed transaction, in which the we are or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our average total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year end for the last two completed fiscal years resulting from that employment relationship or transaction is incorporated by reference from Item 11 of this Annual Report.

Information regarding disclosure of compensation to a director is incorporated by reference from Item 11 of this Annual Report.

Employment Agreements with Prior Employees.

On March 27, 2008 we entered into an employment agreement with Mr. Delcarson which provided for a one year term.  Pursuant to the terms of the agreement, Mr. Delcarson received annual base compensation of $300,000, which was increased to $335,000 effective January 1, 2008.  Pursuant to the agreement, Mr. Delcarson was also eligible to receive an annual bonus of up to the amount of his base compensation based on the achievement of certain performance criteria.  Also, pursuant to the agreement, Mr. Delcarson was issued an option to purchase 1,000,000 common shares at a price per share of $2.25.  The option vests upon the achievement of certain performance milestones.  Mr. Delcarson’s employment terminated on November 13, 2008.  For a further description of the terms of Mr. Declarson’s employment agreement, please refer to Exhibit 10.18 incorprated by reference in this Annual Report entitled Executive Employment Agreement of Steven Delcarson.

On March 27, 2008, we entered into an employment agreement with Mr. Caporale which provided for a one year term.  Pursuant to the terms of the agreement, Mr. Caporale received annual base compensation of $180,000 which was increased on March 1, 2008 to $200,000 per year, retroactive to January 1, 2008.  Mr. Caporal was also eligible to receive an annual bonus of up to the amount of his base compensation based on the achievement of certain performance criteria.   Also, pursuant to the agreement, Mr. Caporale was issued an option to purchase 200,000 common shares stock at a price per share of $2.25.  The option vests upon the achievement of certain performance milestones.   Mr. Caporale resigned as our CFO effective October 31, 2008.  For a further description of the terms of Mr. Caporale’s employment agreement, please refer to Exhibit 10.19 incorprated by reference in this Annual Report entitled Executive Employment Agreement of Charles Caporale.

Consulting Services

We paid Forest Finkelstein $85,000 in 2007 for services rendered to us. Forest Finkelstein is the son of Alan Finkelstein, one of our former directors. Our arrangement with Forest Finkelstein terminated in December 2007.

Legal Services

The law firm of Blakely Sokoloff Taylor & Zafman, LLP (BSTZ) acted as our outside legal counsel on intellectual property matters. George Hoover, a former director of InCard, serves as a partner of BSTZ. Aggregate fees billed to us by BSTZ for legal services rendered during fiscal years 2008 and 2007 were $0 and $49,003, respectively. This amount is included in our Accounts Payable related parties on December 31, 2008. The balance payable to BSTZ is non-interest bearing and is payable on demand.

Director Independence

Information regarding director independence required by this Item is incorporated by reference from Item. 10 of this Annual Report from the section entitled “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2008 and 2007 fiscal years:

Type of Fees	2008	2007
Audit Fees	$98,269	$246,461

Audit Related Fees	122,010	45,012

Tax Fees	3,500	15,506

All Other Fees	14,665	9,899

Total Fees	$238,444	$316,878

Pre-Approval of Independent Auditor Services and Fees

Our audit committee reviewed and pre-approved all audit and non-audit fees for services provided by SingerLewak LLP (“Singer Lewak”) and has determined that the provision of such services to us during fiscal 2008 and in connection with the audit of our 2008 fiscal year financials is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC.   Singer Lewak did not provide us with any services, other than those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The Financial Statements and Financial Statement Schedules listed on page F-1 of this document are filed as part of this Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to later developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE CARD TECHNOLOGIES, INC

Dated: May 15, 2009	By:	/s/ Richard Nathan
Richard Nathan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Richard Nathan	Chief Executive Officer, Chief	May 15, 2009
Richard Nathan	Financial Officer and Director

/s/ Donald Joyce	Director and Chairman of the Board	May 15, 2009
Donald Joyce

/s/ W. Robert Ramsdell	Director	May 15, 2009
W. Robert Ramsdell

/s/ Scott V. Ogilvie	Director	May 15, 2009
Scott V. Ogilvie

/s/ Harry L. Tredennick III	Director	May 15, 2009
Harry L. Tredennick III

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit		Filed		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date
3.01(i)	Amended and Restated Certificate of Incorporation of	*
	Innovative Card Technologies, Inc. filed on 5/11/05

3.02(i)	Certificate of Amendment to Certificate of Incorporation		8-K	3.1	001-33353	1/2/08
	of Innovative Card Technologies, Inc. filed on 12/21/07

3.03(ii)	Amended and Restated Bylaws of Innovative Card	*
	Technologies, Inc. adopted on May 5, 2005

10.01**	2004 Stock Incentive Plan as amended		S-8	10.1	333-137033	3/25/08

10.02	Form of Warrant pursuant to private placement dated		8-K	4.1	000-51260	10/25/05
	October 19, 2005

10.03	Form of Warrant issued to TR Winston & Company, LLC		8-K	4.1	000-51260	5/31/06
	dated May 30, 2006

10.04	Form of Securities Purchase Agreement dated May 30,		8-K	10.1	000-51260	5/31/06
	2006

10.05	Form of Registration Rights Agreement dated May 30,		8-K	10.2	000-51260	5/31/06
	2006

10.06	Licensing Agreement dated September 26, 2006 by and		SB-2	10.35	333-135715	7/12/06
	between Innovative Card Technologies, Inc. and
	NCryptone, SA as license

10.07	Licensing Agreement dated September 26, 2006 by and		SB-2	10.36	333-135715	7/12/06
	betweenNCryptone, SA as licensor and Innovative Card
	as license

10.08	Form of Indemnification Agreement for Executive
	Officers and Directors of Innovative Card Technologies,		8-K	10.1	001-33353	3/23/07
	Inc.

10.09**	2007 Equity Incentive Plan		10-QSB	10.44	001-33353	11/19/07

10.10	Form of Indemnification Agreement entered into between		8-K	10.1	001-33353	11/29/07
	the Company and Messrs. Delcarson and Caporale

10.11	Form of Securities Purchase Agreement Dated January 8,		8-K	10.1	001-33353	1/9/07
	2008

10.12	Form of 8% Senior Secured Convertible Debenture issued		8-K	10.2	001-33353	1/9/07
	January 8, 2008

10.13	Form of Common Stock Purchase Warranted issued	8-K	10.3	001-33353	1/9/07
	January 8, 2008

10.14	Form of Registration Rights Agreement dated January 8,	8-K	10.4	001-33353	1/9/07
	2008

10.15	Form of Security Agreement dated January 8, 2008	8-K	10.5	001-33353	1/9/07

10.16	Form of Subsidiary Guarantee dated January 8, 2008	8-K	10.6	001-33353	1/9/07

10.17**	Form of Lock-Up Agreement dated January 8, 2008	8-K	10.7	001-33353	1/9/07

10.18**	Executive Employment Agreement of Steven Delcarson	8-K	10.1	001-33353	4/2/08

10.19**	Executive Employment Agreement of Charles Caporale	8-K	10.2	001-33353	4/2/08

10.20	Form of Securities Purchase Agreement Dated April 15,	8-K	10.1	001-33353	4/16/08
	2008

10.21	Form of 8% Senior Secured Convertible Debenture issued	8-K	10.2	001-33353	4/16/08
	April 15, 2008

10.22	Form of Common Stock Purchase Warranted issued April	8-K	10.3	001-33353	4/16/08
	15, 2008

10.23	Form of Registration Rights Agreement dated April 15,	8-K	10.4	001-33353	4/16/08
	2008

10.24	Form of Security Agreement dated April 15, 2008	8-K	10.5	001-33353	4/16/08

10.25	Form of Subsidiary Guarantee dated April 15, 2008	8-K	10.6	001-33353	4/16/08

10.26	Form of Lock-Up Agreement dated April 15, 2008	8-K	10.7	001-33353	4/16/08

10.27**	Form of Executive Employment Agreement of Vincent M.	8-K	10.1	001-33353	5/27/08

10.28**	Employment Agreement of Mr. Richard Nathan dated		8-K	10.01	001-33353	2/24/09
	February 20, 2009

14.01	Code of Ethics		10-KSB	14.0	000-51260	3/20/06

21.1	List of Subsidiaries		SB-2	21.1	333-119814	10/19/04

23	Consent of Independent Registered Public Accounting Firm	*

31.1	Certification of the Principal Executive Officer Pursuant	*
	to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of the Principal Financial Officer Pursuant to	*
	Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18	*
	U.S.C. § 1350

32.1	Certification of Principal Financial Officer Pursuant to 18	*
	U.S.C. § 1350

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

INNOVATIVE CARD TECHNOLOGIES, INC.

Index to Financial Statements

Page
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 - F-20

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required, or the information is shown in the Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Innovative Card Technologies, Inc

We have audited the accompanying consolidated balance sheets of Innovative Card Technologies, Inc and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Card Technologies, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of Innovative Card Technologies, Inc and subsidiaries’ internal control over financial reporting as of December 31, 2008, included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ SingerLewak LLP

SingerLewak, LLP
Los Angeles, California
May 15, 2009

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,645	339,600
Accounts receivable, net of allowance of $60,000 and zero, respectively	190,767	13,077
Prepaids and other current assets	174,178	54,127
Deposits on raw materials held for production	268,318	605,662
Raw materials held for production	347,529	1,315,960
Work in progress inventory, net	1,454,940	886,259
Total current assets	2,512,377	3,214,685
Property and equipment	171,722	193,185
Deferred debt issuance cost	449,052	-
Deposits	62,971	177,747
Intangible assets, net of $0 and $954,047 accumulated amortization	-	2,075,953

Total assets	$3,196,122	$5,661,570

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,281,602	3,660,044
Accounts payable - related parties	600,010	657,254
Accrued interest	31,689	-
Warranty reserve	198,854	27,816
Deferred rent	56,929	-
Deferred revenue	1,169,957	898,585
Total current liabilities	3,339,041	5,243,699

8% convertible debentures, net of $4,432,928 discount (Note 12)	3,425,111	-
Warrant liability	19,055	-
Total liabilities	6,783,207	5,243,699

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Common stock $0.001 par value, 75,000,000 shares authorized, 28,495,256 and 28,433,116 shares issued and outstanding	28,495	28,433
Additional paid-in capital	33,381,140	28,456,621
Accumulated deficit	(36,996,720)	(28,067,183)
Total stockholders’ equity (deficit)	(3,587,085)	417,871

Total liabilities and stockholders’ equity (deficit)	$3,196,122	$5,661,570

The accompanying notes are an integral part of these consolidated financial statements

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Revenues	$2,828,581	$445,000
Cost of Goods Sold	(4,350,975)	(851,637)
Gross Margin	(1,522,394)	(406,637)

Operating expenses
Administrative	5,461,782	8,389,987
Consulting Fees	612,414	641,884
Impairment	1,450,888	1,000,010
Unrecoverable payments to suppliers	-	1,546,428
Professional Fees	734,680	1,157,781
Research and development	467,887	1,352,413

Total operating expenses	8,727,651	14,088,503

Loss from operations	(10,250,045)	(14,495,140)

Other income (expense)
Change in fair value of warrant liability and other expense	3,068,251	-
Interest income	26,857	183,793
Interest expense	(1,644,005)	(21,475)
Other expense	(129,795)	-

Total other income (expense)	1,321,308	162,318

Loss before provision for income taxes	(8,928,737)	(14,332,822)

Provision for income taxes	(800)	(800)

Net loss	$(8,929,537)	$(14,333,622)

Basic and diluted loss per share	$(0.31)	$(0.50)

Weighted-average common shares outstanding	28,477,607	28,420,141

The accompanying notes are an integral part of these consolidated financial statements

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	-	$-	28,372,308	$28,372	$26,298,606	$(13,733,561)	$12,593,417

Exercise of warrants	-	-	32,000	32	39,968	-	40,000
Cashless exercise of options		-	28,808	29	(3,704)	-	(3,675)
Share-based compensation expense	-	-	-	-	2,121,751	-	2,121,751
Net loss	-	-	-	-	-	(14,333,622)	(14,333,622)
Balance, December 31, 2007	-	-	28,433,116	28,433	28,456,621	(28,067,183)	417,871

Value of warrants issued with 8% debentures (Note 12)	-	-	-	-	3,237,954	-	3,237,954
Warrants issued to consultants	-	-	-	-	413,350	-	413,350
Cashless exercise of warrants	-	-	12,140	12	(12)	-	-
Exercise of options	-	-	50,000	50	49,950	-	50,000
Share-based compensation expense	-	-	-	-	1,223,277	-	1,223,277
Net loss	-	-	-	-	-	(8,929,537)	(8,929,537)

Balance, December 31, 2008	-	$-	28,495,256	$28,495	$33,381,140	$(36,996,720)	$(3,587,085)

The accompanying notes are an integral part of these consolidated financial statements

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(8,929,537)	$(14,333,622)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	715,679	779,466
Change in fair value of warrant liability	(3,068,251)	-
Amortization of debt discount	941,206	-
Amortization of deferred debt issuance cost	78,448	-
Deferred interest and deferral fees	309,165	-
Stock compensation expense	1,223,277	2,121,751
Warrant compensation expense	413,350	-
Inventory writeoff	923,065	-
Change in provision for obsolete inventory	15,724	-
Impairment charge	1,450,888	1,000,010
(Increase) decrease in Accounts receivable	(177,690)	1,759
(Increase) decrease in Prepaid expenses and other current assets	(120,051)	(11,469)
(Increase) decrease in Deposits on raw materials held for production	337,344	593,791
(Increase) decrease in Raw materials held for production	29,642	(1,315,960)
(Increase) decrease in Work in Progress Inventory	(568,681)	212,294
(Increase) decrease in Deposit	114,776	(106,503)
Increase (decrease) in Accounts payable and accrued expenses	(2,378,442)	3,187,852
Increase (decrease) in Accounts payable - related parties	(57,244)	(664,905)
Increase (decrease) in Accrued interest - 8% convertible debentures	31,689	-
Increase (decrease) in warranty reserve	171,038	-
Increase (decrease) in Deferred Rent	56,929	27,816
Increase (decrease) in Deferred revenue	271,372	558,575
Net cash used in operating activities	(8,216,304)	(7,949,145)
Cash flows from investing activities
Purchase of Property and Equipment	(69,151)	(21,351)
Net cash used in investing activities	(69,151)	(21,351)
Cash flows from financing activities
Gross proceeds from issuance of 8% convertible debentures	8,500,000	-
Offering costs	(527,500)	-
Proceeds from exercise of options / warrants	50,000	40,000
Net cash provided by financing activities	8,022,500	40,000
Net increase (decrease) in cash and cash equivalents	(262,955)	(7,930,496)
Cash and cash equivalents, beginning of year	339,600	8,270,096

Cash and cash equivalents, end of period	$76,645	$339,600

Supplemental disclosures of cash flow
Interest paid	$253,356	$21,475
Income tax paid	$800	$800

Supplemental schedule of non-cash investing and financing activities
Debt discount attributable to beneficial conversion feature	$3,237,954	$-
Debt discount attributable to warrants	$3,087,307	$-
April 2008 cashless exercise of warrants resulting in the issuance of 12,140 shares of common stock	$-	$-
January 2007 cashless exercise of stock options resulting in the issuance of 28,808 shares of common stock	$-	$(3,675)

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

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

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements of Innovative Card Technologies, Inc. (“ICTI”) include the amounts of its wholly-owned subsidiary, PSA Co. (“PSAC”) which was incorporated in the State of Delaware on August 27, 2003.

The Company has a history of recurring losses from operations and has an accumulated deficit of $36,996,720 as of December 31, 2008. Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until the second half of 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan regarding these matters is to increase sales, resulting in reduced losses and raise additional debt and/or equity financing to cover operating costs as well as its obligations as they become due.

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

As of May 8, 2009 the Company has $125,000 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will last through the third quarter of 2009.

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

COMPREHENSIVE INCOME

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company’s consolidated financial statements since the Company did not have any changes in equity from non-owner sources.

ACCOUNTS RECEIVABLE

Our sales to date have been to large credit card issuers and we have been successful in collecting for products and services. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At December 31, 2008, based on our review of customer activity, we recorded an allowance for doubtful accounts of $60,000.

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

Based on anticipated future income and cash flows and other factors relevant in the opinion of the Company’s management, certain intangibles were determined to be completely impaired during the two years ended December 31, 2008.  See Note 6 – Intangible Assets.

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

MAJOR CUSTOMERS

Two customers accounted for 77% of the Company’s revenues in 2008 and one customer accounted for all of the Company’s revenue in 2007.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On November 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and liabilities for which the effective date has been delayed by one year.

The fair value hierarchy described by the standard is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

 In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	76,645			76,645
Accounts receivable	190,767			190,767
Accounts payable and accrued expenses	1,281,602			1,281,602
Accounts payable - related parties	600,010			600,010
Accrued interest		31,689		31,689
8% convertible debentures		8,809,165		8,809,165

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

Since their effect would have been anti-dilutive, common stock equivalents of 6,707,662 warrants and 3,977,935 stock options were excluded from the calculation of diluted loss per share for the year ended December 31, 2008. Since their effect would have been anti-dilutive, common stock equivalents of 4,614,598 warrants and 2,253,009 stock options were excluded from the calculation of diluted loss per share for the year ended December 31, 2007.

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

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of this review, the Company concluded that at this time there are no uncertain tax positions that would result in tax liability to the Company. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

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

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limits.

RECLASSIFICATION

Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation. Such reclassification did not have any effect on the reported net loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. In February 2008, FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our consolidated financial statements. The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations, financial position or cash flows.

In October 2008, FASB Staff Position (FSP) on FAS 157-3 was issued, which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have an impact on our financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation No. (FIN) 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This FSP amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46, “Consolidation of Variable Interest Entities” as revised to require public enterprises to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 are effective for the Company's fiscal year ending December 31, 2008.  The adoption of FSP FAS 140-4 did not have an impact on our financial position, results of operations or cash flows.

NOTE 3 - DEPOSITS FOR RAW MATERIALS HELD FOR PRODUCTION

	December 31, 2008	December 31, 2007
Deposits on raw materials held for production (display & manufacturing component)	$268,318	$605,662
TOTAL	$268,318	$605,662

These deposits for raw materials are held by certain vendors, are not refundable and are made pursuant to agreements as discussed in Note 2 under Major Suppliers.

NOTE 4 - RAW MATERIALS AND WORK IN PROGRESS INVENTORY HELD FOR PRODUCTION

Raw materials and work in progress inventory held for production at December 31, 2008 and 2007 consisted of the following and are stated at the lower cost or market, net of inventory reserves of $115,059 and $99,335, respectively:

	2008	2007
Raw materials held for production	$347,529	$1,315,960
Work in progress inventory	1,454,940	886,259
TOTAL	$1,802,469	$2,202,219

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Computer equipment	$75,431	$96,451
Office equipment	-	8,168
Furniture and fixtures	1,608	24,386
Leasehold improvements	-	5,608
Production equipment	339,888	277,474
	416,927	412,087
Less accumulated depreciation and amortization	(245,205)	(218,902)
TOTAL	$171,722	$193,185

Depreciation expense was $81,053 and $189,085 for the years ended December 31, 2008 and 2007, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company’s management valued the intangible assets acquired from nCryptone in 2006 at $3,030,000. The Company also acquired a patent license fee for $1,000,010 from nCryptone. The $1,000,010 patent license fee, which was being amortized over the remaining life of the patent (12 years through November 2018), was fully impaired during the year ended December 31, 2007.  Additionally, as of December 31, 2008 the remaining intangible assets acquired from nCryptone were determined to be fully impaired.  Accordingly, $3,030,000, including $2,900,000 of developed technologies and a $130,000 non-compete agreement, net of accumulated amortization, has been expensed resulting in an impairment charge of $1,450,888 for the year ended December 31, 2008.

Amortization expense was $625,065 (prior to the impairment charge discussed above) and $590,380 for the years ended December 31, 2008 and 2007, respectively.

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

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2008	2007
Current provision:
Federal	$-	$-
State	800	800
Total Current Provision	800	800
Deferred provision (benefit)
Federal	-	-
State	-	-
Total deferred portion (benefit)	-	-
Total provision for income taxes	$800	$800

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Year Ended December 31,
	2008		2007		2006
Federal income tax at statutory rates	34%		34%		34%
Change in fair value of warrants	12%		-
Section 382 limitation	(12	) %	-
Return to provision	(2	) %	-
Current year tax credit	2%		-
State income taxes, net of federal benefit	7%		6%		6%
Change in valuation allowance	(37	) %	(43	) %	(40	) %
Other	(4	) %	3%		0%
Effective income tax rate	0%		0%		0%

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2008	2007	2006
Benefits from NOL carryforwards	$10,103,826	$7,699,234	$3,472,511
Tax credit carryforward	268,133	170,422	61,788
Differences in financial statement and tax accounting for:
Stock compensation	1,471,870	1,457,994	549,037
Accruals	168,201	285,149	10,358
Inventory	49,291	42,555	260,140
Deferred revenue	501,210	384,954	145,660
Beneficial conversion feature	(1,180,481)
Depreciation and amortization	1,564,649	844,056	237,830
State income tax	(909,192)	(741,259)	(331,068)
Other	-	-
Total Deferred tax assets (gross)	12,037,507	10,143,105	4,406,256
Less Valuation allowance	(12,037,507)	(10,143,105)	(4,406,256)
Total Deferred Tax assets, net	$-	$-	$-

A valuation allowance has been established due to the uncertainty of realizing certain net operating loss (“NOL”) carryforwards and the other deferred tax assets. The Company had net operating loss (“NOL”) carryforwards at December 31, 2008 and 2007 of approximately $23.8 million and $18.6 million, respectively, for federal income tax purposes and an aggregate of $22.7 million and $18.6 million, respectively, for state income tax purposes. The Company also has Federal research tax credit carryforwards of $130,680 and $138,536 for the years ended December 31, 2008 and 2007, respectively, and State research tax credit carryforwards of $137,453and $114,124 for the years ended December 31, 2008 and 2007, respectively. The Company’s Federal and State NOL carryforwards will be available to offset taxes through December 31, 2020 and 2025, respectively.

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

For the year ended December 31, 2008, the cumulative unrecognized tax benefit was $114,915 which was netted against deferred tax assets with a full valuation allowance, and if recognized there will be no effect on the Company’s effective tax rate. Following is a reconciliation of the beginning to ending cumulative unrecognized tax benefits.

	December 31,
	2008	2007
Beginning unrecognized tax benefits	$-	$-
Increase for tax positions in prior years	66,788	-
Increase in tax positions for current year	48,127	-
Ending unrecognized tax benefits	$114,915	$-

During 2008, it was determined that, in accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) the Company experienced an ownership change and would be unable to utilize Federal and State operating losses, resulting in a reduction of its deferred tax asset of $1.1 million. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups

The impact of this limitation resulted in a reduction of the Company’s deferred tax assets and a corresponding reduction in its valuation allowance.

Any additional ownership changes in the future, and any future change at its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized benefits will not impact its effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2008, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE

On September 14, 2006, the Company entered into a sublease for 6,500 square feet of office space with Bergman & Dacey, Inc. which commenced on October 1, 2006 and expires on July 31, 2009. The Company paid a security deposit of $71,244. The lease requires monthly payments of $16,789 plus 32.5% of triple net costs charged to Bergman & Dacey, such as common area operating expenses, taxes and insurance. The rent increases 3% on October 1st of each year. Total minimum lease payments will be $160,051 in calendar year 2009. The Company also leases additional office space on a month-to-month basis.

Rent expense was $161,499 and $252,530 for the years ended December 31, 2008 and 2007, respectively.

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

EMPLOYMENT AGREEMENT

On February 20, 2009, we entered in into a written employment agreement with Richard Nathan.  The agreement provides for a bonus equal to: (i) 3% of increase in market capitalization occurring during first year of employment; and (ii) 2% of increase in market capitalization year after year for all periods thereafter.  Mr. Nathan’s employment under the agreement is “At-Will.”

NOTE 9 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

COMMON STOCK

The Company has 75,000,000 authorized shares of $0.001 par value common stock.

WARRANTS

The following summarizes the warrant transactions:

	Warrants Outstanding	Weighted-Average Exercise Price

Outstanding, December 31, 2006	4,646,598	$1.43
Granted	-	-
Exercised	(32,000)	$1.25
Outstanding, December 31, 2007	4,614,598	$1.43
Granted	2,118,064	$2.68
Expired	(12,860)	$1.25
Exercised	(12,140)	$1.25
Outstanding, December 31, 2008	6,707,662	$1.83

Exercisable, December 31, 2008	6,707,662	$1.83

During 2008, the Company issued 1,708,604 warrants in connection with its 8% Senior Secured Debentures (see Note 12).

Additionally, during 2008, the Company issued 410,000 warrants in payment for services. In accordance with EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” the compensation cost associated with these warrants of $413,350 was recognized during 2008.

No warrants were granted during the year ended December 31, 2007. The weighted-average remaining contractual life of the 6,707,662 warrants outstanding as of December 31, 2008 is 31 months.

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

Certain of these options were issued to non-employees, and accordingly the Company accounts for these options in accordance with EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Compensation cost associated with these options of $275,680 was recognized during 2008.

The 2004 Stock Incentive Plan was terminated concurrent with the approval of the 2007 Equity Incentive Plan in December 2007. No further grants will be made from the 2004 Stock Incentive Plan. The termination does not affect the rights of holders of options previously granted and outstanding under the 2004 Stock Incentive Plan.

A summary of stock option activity and weighted average exercise prices for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of period	2,184,498	$1.97	2,351,000	$2.10
Options granted	-	-	-	-
Options forfeited	(589,740)	$3.10	(131,500)	$4.60
Options expired	-	-	-	-
Options exercised	(50,000)	$1.00	(35,002)	$1.00

Outstanding at end of period	1,544,758	$1.52	2,184,498	$1.97

Exercisable at end of period	366,280	$1.40	1,557,349	$1.34

	2008		2007
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	627,149	$3.25	1,516,000	$2.68
Options granted	-	-	-	-
Options forfeited	(404,482)	$2.98	(119,049)	$4.90
Options expired	-	-	-	-
Options vested	(129,333)	$4.00	(769,802)	$1.63

Non- vested at end of period	93,334	$3.39	627,149	$3.55

No options were granted under the 2004 Stock Incentive Plan during the years ended December 31, 2007 or 2008.

In the fourth quarter of 2007, as part of the separation agreements with three former officers and directors, the Company modified existing option grants by vesting all of the options that at the date of termination were unvested and would normally be forfeited at termination. In addition, the Company extended the exercise period beyond 90 days (the standard exercise period for terminated officers/directors). In accordance with SFAS No. 123(R), “Share-Based Payment,” the modifications resulted in a charge of $727,670 in the 2007 income statement. The amount was calculated using the stock price of the Company’s common stock on the date of modification, a risk-free interest rate of 4.55% and volatility of 118%. The expected lives used for this calculation were the remaining lives of each option.

The weighted average remaining contractual lives of the options outstanding and options exercisable were as follows:

	Options outstanding	Options exercisable
December 31, 2007	7.05 years	6.66 years
December 31, 2008	6.26 years	6.01 years

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

Without further stockholder approval, the 2007 Equity Incentive Plan may not issue incentive stock options after September 2017.

A summary of stock option activity and weighted average exercise prices for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
ALL OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at beginning of period	68,511	$2.76	-	-
Options granted	3,414,666	$1.20	68,511	$2.76
Options forfeited	(1,050,000)	2.25	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-

Outstanding at end of period	2,433,177	$0.80	68,511	$2.76

Exercisable at end of period	364,719	$1.77	-	-

	2008		2007
NON VESTED OPTIONS		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE
Non- vested at beginning of period	68,511	$2.76	-	-
Options granted	3,414,666	$1.20	68,511	$2.76
Options forfeited	(1,050,000)	2.25	-	-
Options expired	-	-	-	-
Options vested	(364,719)	$1.77	-	-

Non- vested at end of period	2,068,458	$0.63	68,511	$2.76

The weighted average remaining contractual lives of the options outstanding and options exercisable, which had exercise prices ranging from $0.07 to $4.90, were as follows:

	Options outstanding	Options exercisable
December 31, 2007	9.83 years	—
December 31, 2008	9.54 years	9.24 years

The Company recorded $947,597 and $2,121,751 of compensation expense for employee stock options during the years ending December 31, 2008 and 2007, respectively, which is included in the administrative expense category. At December 31, 2008 and 2007, there was a total of $1,520,380 and $4,650,764, respectively, of unrecognized compensation costs related to the non-vested share-based compensation arrangements under the 2004 and 2007 Plans. The cost is expected to be recognized over a weighted average period of 3.0 years. The weighted average grant date fair value per share for options granted in 2008 was $1.09.  The total fair value of options vested during the years ended December 31, 2008 and 2007 was $947,597 and $1,255,092 respectively. The intrinsic value of total outstanding options and total exercisable options were $0 as of December 31, 2008.

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

	2008	2007
Risk free interest rate	1.35% - 3.73%	4.55%
Dividends	-	-
Volatility factor	102%	200%
Expected life	10 years	10 years
Annual forfeiture rate	10%	0%

NOTE 10 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable – related parties at December 31, 2008 was comprised of $600,000 due to nCryptone in January 2009.   At December 31, 2007 the accounts payable to related parties was comprised of $657,254 due to nCryptone, SA, $600,000 of which is due in January 2009, and $14,521 due to Blakely, Sokoloff, Taylor & Zafman, LLP (BSTZ), a law firm in which former director George Hoover is a partner, for legal services related to our intellectual property.

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

The Company was a party to a Consulting Agreement with Forest Finkelstein, the son of Alan Finklestein during the year ended December 31, 2007. The agreement was cancelled in December 2007. The Company paid Mr. Finklestein $85,000 during the year ended December 31, 2007.  Forest Finkelstein is not a related party as of December 31, 2008.

LEGAL SERVICES

The Company receives legal services from Blakely, Sokoloff, Taylor and Zafman, LLP, a law firm that George Hoover, a former director of the Company, is a partner. During the year ended December 31, 2007, the Company paid $95,654, to this entity for legal services rendered.  Blakely, Sokoloff, Taylor and Zafman, LLP is not a related party as of December 31, 2008.

NOTE 11 - CONCENTRATION OF SUPPLIERS AND SIGNIFICANT CUSTOMERS

The Company currently relies on a limited number of suppliers to manufacture its products, and does not have a long-term contract with any of these suppliers. The Company also does not have internal manufacturing capabilities. Management believes that in the event of an interruption of service production of the DisplayCard would be delayed for up to one year.

Two customers accounted for 77% of the Company’s revenue in 2008 and one customer accounted for all of the Company’s revenue in 2007

NOTE 12 - 8% SENIOR SECURED CONVERTIBLE DEBENTURES

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

Upon review of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, paragraphs 12-32, the Company concluded that all applicable requirements for equity treatment on the conversion feature were met. The intrinsic value of the conversion feature amounting to $1,534,460 was calculated in accordance with EITF 00-27 and recorded as additional paid-in capital and a corresponding reduction of the carrying value of the Debenture,

The Company is accounting for the Warrants, issued in connection with the Debenture, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19. The warrant liability was valued at $1,464,459 at warrant issuance date. In accordance with EITF 00-19, the value of Warrants has been recorded as liability subject to marked-to-market revaluation at each period end. At December 31, 2008, the warrant liability was valued at $86,617. The Company recorded a gain on the change in fair value of warrant liability of $1,377,842. The Company uses the Black Scholes model to value the liability. The assumptions used at January 8, 2008 and December 31, 2008 included expected volatility of 118% and 88%, a risk free interest rate of 3.16% and 2.98% and expected life of 5 and 4.3 years, respectively.

The discount attributable to the issuance date intrinsic value of the conversion feature and fair value of Warrants totaling $2,998,918 is being amortized using the effective interest method over the term of the Debenture. During the year ended December 31, 2008, $302,813 of this discount was amortized to interest expense.

In connection with this Debenture, the Company incurred financing cost of $290,000. This financing cost was capitalized and amortized over the life of the Debenture using the effective interest method. During the year ended December 31, 2008, $29,282 of the capitalized financing cost was amortized to interest expense.

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

The Company is accounting for the Warrants, issued in connection with the Debenture, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19. The warrant liability was valued at $1,622,848 at warrant issuance date. In accordance with EITF 00-19, the value of Warrants has been recorded as liability subject to marked-to-market revaluation at each period end. At December 31, 2008, the warrant liability was valued at $19,055. The Company recorded a gain on the change in fair value of warrant liability of $3,068,251. The Company uses the Black-Scholes model to value the liability. The assumptions used at April 15, 2008 and December 31, 2008 included expected volatility of 80% and 88%, a risk free interest rate of 2.68% and 2.98% and expected life of 5 and 4.5 years, respectively.

The discount attributable to the issuance date intrinsic value of the conversion feature and fair value of Warrants totaling $3,326,342 is being amortized using the effective interest method over the term of the Debenture. During the year ended December 31, 2008, $306,710 of this discount was amortized to interest expense.

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

In September 2008, the Company reached agreements with holders of debentures totaling $6,950,000 such that in lieu of cash, the holders received their interest payments due October 1, 2008 and January 1, 2009 in the form of an increase in the principal amount of the debentures. Included in the increase to the principal amount was a deferral fee equal to ten percent (10%) of the deferred interest. The total increases to the principal balance during 2008 amounted to $309,165.

NOTE 13 - SUBSEQUENT EVENTS

On February 20, 2009, we entered in into a written employment agreement with Richard Nathan as our Chief Executive Officer.  Pursuant to the terms of the agreement, Mr. Nathan’s annual compensation is $240,000.  Also, as part of the agreement, we granted Mr. Nathan a stock option to purchase 1,000,000 common shares at $0.10 per share.  The option has a term of five years.  The agreement also provides for a bonus equal to: (i) 3% of increase in market capitalization occurring during first year of employment; and (ii) 2% of increase in market capitalization year after year for all periods thereafter.  Mr. Nathan’s employment under the agreement is “At-Will.”

On February 20, 2009, the Company’s stock was delisted from the NASDAQ National Market System due to a failure to maintain adequate share pricing. As a result, the Company defaulted on its 8% Senior Secured Convertible Debentures.  Such default results in acceleration of the debentures, a thirty percent (30%) increase in the principal amount of the debentures, and an increase in the interest rate on the debentures from eight percent (8%) to eighteen percent (18%). As of the date of this filing, we are negotiating a waiver of this default.