Form 10-Q
period 2009-03-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2009-06-16
CIK 1300578

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009
Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-33353

INNOVATIVE CARD TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Delaware	90-0249676
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

633 West Fifth Street, Suite 2600 Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 312-0700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               ☒ Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes    ☒    No

As of June 12, 2009 there were 28,495,256 shares of common stock, $.0001 par value, issued and outstanding.

Innovative Card Technologies, Inc.

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$266,498	$76,645
Accounts receivable, net of allowance for doubtful accounts of $60,000	202,130	190,767
Prepaids and other current assets	130,299	174,178
Deposits on raw materials held for production	272,069	268,318
Raw materials held for production	460,587	347,529
Work in progress inventory, net	1,193,489	1,454,940
Total current assets	2,525,072	2,512,377
Property and equipment	154,646	171,722
Deferred debt issuance cost	-	449,052
Deposits	57,919	62,971

Total assets	$2,737,637	$3,196,122

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$1,200,146	$1,281,602
Accounts payable - related parties	600,010	600,010
Accrued interest	333,823	31,689
Warranty reserve	239,641	198,854
Deferred rent	39,713	56,929
Deferred revenue	1,811,558	1,169,957
8% convertible debentures	11,451,914	-
Total current liabilities	15,676,805	3,339,041

8% convertible debentures, net of discount of $5,384,054	-	3,425,111
Warrant liability	76,275	19,055
Conversion liability	52,108	-

Total liabilities	15,805,188	6,783,207

Stockholders' deficit

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 28,495,256 and 28,495,256 shares issued and outstanding, respectively	28,495	28,495
Additional paid-in capital	30,287,269	33,381,140
Accumulated deficit	(43,383,315)	(36,996,720)
Total stockholders' deficit	(13,067,551)	(3,587,085)

Total liabilities and stockholders' deficit	$2,737,637	$3,196,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

Revenues	$534,223	$217,216
Cost of goods sold	586,960	196,667

Gross margin	(52,737)	20,549

Operating expenses
Administrative	548,074	1,403,598
Consulting fees	17,433	120,098
Professional fees	72,199	248,031
Research and development	43,209	179,816

Total operating expense	680,915	1,951,543

Loss from operations	(733,652)	(1,930,994)

Other income (expense)
Change in fair value of warrant and conversion liability	(103,267)	125,661
Interest income	29	9,073
Interest expense	(10,069,379)	(165,381)

Total other expense	(10,172,617)	(30,647)

Loss before provision for income taxes	(10,906,269)	(1,961,641)

Provision for income taxes	-	(800)

Net loss	(10,906,269)	(1,962,441)

Basic and diluted loss per share	$(0.38)	$(0.07)

Weighted average shares outstanding, basic and diluted	28,495,256	28,433,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(10,906,269)	$(1,962,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,076	179,642
Change in fair value of warrant liability	57,220	(125,661)
Change in fair value of conversion liability	46,047	-
Amortization of debt discount	6,671,835	80,062
Amortization of deferred debt issuance costs	449,052	7,742
Debt default penalty	2,642,749	-
Share based compensation expense	144,083	673,321
Change in provision for obsolete inventory	106,585	-
(Increase) decrease in accounts receivable	(11,363)	(223,938)
(Increase) decrease in prepaids and other current assets	43,879	552
(Increase) decrease in deposits on raw materials held for production	(3,751)	30,254
(Increase) decrease in raw materials held for production	(213,604)	122,459
(Increase) decrease in work in progress inventory	255,412	(482,354)
(Increase) decrease in deposits	5,052	49,381
Increase (decrease) in accounts payable and accrued expenses	(81,456)	(1,618,563)
Increase (decrease) in accounts payable - related parties	-	(61,889)
Increase (decrease) in accrued interest	302,134	-
Increase (decrease) in warranty reserve	40,787	13,667
Increase (decrease) in deferred rent	(17,216)	-
Increase (decrease) in deferred revenue	641,601	69,068

Net cash provided by (used in) operating activities	189,853	(3,248,698)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible debentures	-	3,500,000
Payments on debt issuance cost	-	(290,000)

Net cash provided by financing activities	-	3,210,000

Net increase (decrease) in cash and cash equivalents	189,853	(38,698)
Cash and cash equivalents, beginning of period	76,645	339,600
Cash and cash equivalents, end of period	$266,498	$300,902

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$1,885	$-
Cash paid for income tax	$-	$800

Supplemental disclosure of non-cash financing activities:
Debt discount attributable to beneficial conversion feature	$-	$1,534,460
Debt discount attributable to warrant liability	$-	$1,464,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

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

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying condensed consolidated financial statements of Innovative Card Technologies, Inc. (“ICTI”) include the amounts of its wholly-owned subsidiary, PSA Co. (“PSAC”) which was incorporated in the State of Delaware on August 27, 2003.

The Company has a history of recurring losses from operations and has an accumulated deficit of $43,383,315 as of March 31, 2009. We incurred net losses of $8,929,537 for the twelve months ending December 31, 2008. During the three months ending March 31, 2009, we incurred additional net losses of $10,906,269.  Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until the fourth quarter of 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2009 and December 31, 2008.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of June 12, 2009 the Company has approximately $28,000 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will last through the third quarter of 2009.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Innovative Card Technologies and its wholly owned subsidiary, PSA Co. All significant inter-company accounts and transactions are eliminated in consolidation.

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

MAJOR CUSTOMERS

Three customers accounted for 99% of the Company’s revenues for the three months ended March 31, 2009 and three customer accounted for all of the Company’s revenue for the three months ended March 31, 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On November 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and liabilities for which the effective date has been delayed by one year.

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

 In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	266,498			266,498
Accounts receivable	202,130			202,130
Accounts payable and accrued expenses	1,200,146			1,200,146
Accounts payable - related parties	600,010			600,010
Accrued interest		333,823		333,823
8% convertible debentures		11,451,914		11,451,914

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

Common equivalent shares are excluded from the computation of diluted loss per share since their effect would have been anti-dilutive. There were 15,097,653 common share equivalents at March 31, 2009 and 10,264,273 at March 31, 2008 that were excluded from the calculation of diluted loss per share as their inclusion would reduce diluted loss per share for the three months ended March 31, 2009 and 2008..

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CHANGE IN ACCOUNTING PRINCIPLE

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our convertible debentures will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $6,061, an increase in the unamortized discount related to our convertible debentures of $1,287,781, a decrease in additional paid-in capital of $3,237,954 related to the decrease in beneficial conversion feature attributable to the debentures, and a $4,519,674 net decrease in accumulated deficit, comprised of a credit to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009 of $5,235,242 partially offset by a charge of $715,568 for additional expense for amortization of debt discount.

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

In December 2007 the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This Statement establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In March 2008 the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3,   “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  The adoption of this standard had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - INCOME TAXES

Our effective tax rate was estimated at 0% for the three months ended March 31, 2009 and 2008.

NOTE 4 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

COMMON STOCK

The Company has 75,000,000 authorized shares of $0.001 par value common stock.

The Company recorded $144,083 and $673,321 of compensation expense for employee and consultant stock options during the three months ending March 31, 2009 and 2008, respectively, which is included in the administrative expense category.

NOTE 5 - 8% SENIOR SECURED CONVERTIBLE DEBENTURES

On February 20, 2009, the Company’s stock was delisted from the NASDAQ National Market System due to a failure to maintain adequate share pricing. As a result, the Company defaulted on its 8% Senior Secured Convertible Debentures.  Such default results in acceleration of the debentures, a thirty percent (30%) increase in the principal amount of the debentures, and an increase in the interest rate on the debentures from eight percent (8%) to eighteen percent (18%). As of the date of this filing, we are negotiating a waiver of this default. Since we have not received any waiver we have accounted for the default in the financial statements.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our convertible debentures will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $6,061. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 101%; and (4) an expected life of the conversion feature of 2 years. At January 1, 2009 the Company has also recorded an additional discount related to the debentures of $1,287,781 as a result of the implementation of EITF 07-05.

As a result of the default described above, the principal amount of the debentures was increased by 30%, or $2,642,750. We have recorded a charge to interest expense related to this increase.

Also as a result of the default, the maturity date of the debentures has been accelerated. The Company has classified the carrying value of the debentures as a current liability in the financial statements. The Company has fully amortized the remaining discount and deferred debt issue costs during the period ended March 31, 2009. The charge to interest expense for the amortization of discount is $6,671,835 and for amortization of debt issue costs is $449,052.

At March 31, 2009 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at March 31, 2009 is $52,108. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 113%; and (4) an expected life of the conversion feature of 2 years.

We recorded a charge of $46,047 during the three months ended March 31, 2009 related to the change in fair value of the conversion feature during that period.

The Company is accounting for the warrants, issued in connection with the debentures as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19. At March 31, 2009, the warrant liability was valued at $76,275. The Company recorded a charge of $57,220 during the three months ended March 31, 2009 related to the change in fair value of the warrant liability during that period. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 113%; and (4) an expected life of the warrants of 4 years.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SUBSEQUENT EVENTS

In April 2009 the Company’s board of directors approved stock option awards to two employees aggregating 150,000 shares of common stock, 100,000 options with an exercise price of $0.072 per share and vest over one year and 50,000 options with an exercise price of $0.062 per share and vest over three years. Both options expire after five years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “InCard” “Innovative Card” and “Registrant” refer to Innovative Card Technologies, Inc. and our subsidiaries.  Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.0001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2009), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles (“GAAP”). Our financials and results of operation for the three month period ended March 31, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2009. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, “Risk Factors” and elsewhere in this Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, new products or strategic investments. In addition, any forward-looking statement represents our expectation only as of the day this Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

When reading any forward-looking statement, you should remain mindful that actual results or developments may vary substantially from those expressed in or implied by such statement for a number of reasons or factors.  Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this Quarterly Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement. We are not obligated to update or revise any forward-looking statements contained in this Quarterly Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the 3 months ended March 31, 2009 to 2008.

•
Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including recent developments and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview” section (see also “Risk Factors” in Part II, Item 1A of this Report). Our actual results may differ materially.

Overview

Since 2002, we have continued to develop our power inlay technology that is designed to bring power-based applications to the enterprise market and on-line banking market. Our present focus is the InCard DisplayCard power inlay technology which consists of a battery, circuit, and switch that can power applications on credit card sized cards and other similar information-bearing deivices. We have devoted a majority of our efforts to completing the development of our power inlay technology, initiating marketing and raising the financing required to fund our business. We have generated limited revenues. Prior to the fourth quarter of 2007 these revenues were derived primarily from licensing of our LensCard product, most of which have terminated. At this time, we have no plans to renew the LensCard licensing agreements or to further market or sell the LensCard, unless requested by a customer.

On February 20, 2009, as a result of our common shares being delisted from the NASDAQ Capital Market, we defaulted on our 8% Senior Secured Debentures issued in January and April of 2008.  As a result, investors can call the debentures and demand immediate repayment.  Our inability to repay the outstanding balance may result in the debenture holders exercising their remedies and foreclosing on substantially all of our assets.  In such instance, we could be forced to seek bankruptcy protection or the debenture holders could take our assets as satisfaction of their indebtedness.  In either instance, this will result in a total loss of our common shareholders’ investment.  At present, we are attempting to modify the terms of the debentures and cure such default.  There can be no assurance that we will be able to modify the terms of the debentures, or that if we do, that such modification will allow us to continue operating.

Since inception, we have been unprofitable. We incurred net losses of $8,929,537 and $14,333,622 for the twelve months ending December 31, 2008 and 2007, respectively. During the three months ending March 31, 2009, we incurred additional net losses of $10,906,269. As of March 31, 2009, we had an accumulated deficit of $43,383,315. Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until the fourth quarter of 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2009 and December 31, 2008.

Our continued existence is dependent upon our ability to generate sales of the InCard DisplayCard or, if we are unable to do so in sufficient quantity to cover our expenses, to obtain additional financing. In 2008, we made our first significant sale of InCard DisplayCards; however we anticipate that we will continue to incur net losses due to our costs exceeding our revenues.  Management cannot yet predict when we will achieve an operating profit or net income.  Our capital requirements for the next 12 months consist of the acquisition of inventory, retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to the production of our power inlay technology.  These expenditures are anticipated to be significant.   In addition, our gross margin is greatly impacted by production volume. At low levels of production, our gross margin is in the single digits and may be negative. At the higher volume levels our gross margin rises. To date, our operations have been funded primarily through equity and debt financings.

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

Our backlog, which consists of orders received but not yet shipped, totaled $4.4 million at March 31, 2009, most of which we expect to deliver in 2009.

On January 13, 2009 we disclosed that we received a purchase order (“PO”) in the amount of $3,737,988. We have recently been informed that the purchaser intends to delay the delivery of approximately 60% of the PO.

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

Critical Accounting Policies

Our MD&A is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Accounts receivable allowances.

Our sales to date have been to large credit card issuers and we have been successful in collecting for products and services. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At March 31, 2009, based on our review of customer activity, we recorded an allowance for doubtful accounts of $60,000.

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

Change in Accounting Principle

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our convertible debentures will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $6,061, an increase in the unamortized discount related to our convertible debentures of $1,287,781, a decrease in additional paid-in capital of $3,237,954 related to the decrease in beneficial conversion feature attributable to the debentures, and a $4,519,674 net decrease in accumulated deficit, comprised of a credit to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009 of $5,235,242 partially offset by a charge of $715,568 for additional expense for amortization of debt discount.

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

In December 2007 the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This Statement establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In March 2008 the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3,   “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP requirs that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  The adoption of this standard had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Results of Operations – First Quarter of 2009 Compared to First Quarter of 2008

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events..

Revenue

Revenue for the three months ended March 31, 2009 and 2008 was $534,223 and $217,216 respectively.

	Three Months Ended March 31,
	2009	2008

Revenue	$534,223	$217,216

The increase of $317,007, or 146%, for the three months ended March 31, 2009 as compared to the same period of 2008 was attributed to increased sales of the InCard DisplayCard.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2009 and 2008, was $586,960 and $196,667 respectively.

	Three Months Ended March 31,
	2009	2008

Cost of Goods Sold	$586,960	$196,667

Cost of goods sold consists of costs to manufacture, inventory write-offs and reserve adjustments and warranty expense. The increase of $390,293, or 198%, for the three months ended March 31, 2009 as compared to the same period of 2008 was attributed to increases of $314,706 for costs to manufacture, $46,592 for inventory write-offs and reserve adjustments and $28,995 for warranty expense. The increases result primarily from the increase in revenue during the 2009 period.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 and 2008, consist of the following:

	Three Months Ended March 31,
	2009	2008

Operating expenses
Administrative	$548,074	$1,403,598
Consulting Fees	17,433	120,098
Professional Fees	72,199	248,031
Research and Development	43,209	179,816
Total expense	$680,915	$1,951,543

Administrative Expenses

Administrative expenses totaled $548,074 for the three months ended March 31, 2009 compared to $1,403,598 for the same period of 2008.  The decrease of $855,524 or 61% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to a decrease in share based compensation of $529,238 and reduction in salaries and other expenses. Administrative expenses consist of travel, marketing, compensation, administrative fees, and depreciation and amortization expense.

Consulting Fees

Consulting fees totaled $17,433 for the three months ended March 31, 2009 compared to $120,098 for the same period of 2008.  The decrease of $102,665 or 85% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to the use of fewer consultants in the current period. Consulting fee expense consists of payments made to independent contractors that provided services to us.

Professional Fees

Professional Fees totaled $72,199 for the three months ended March 31, 2009 compared to $248,031 for the same period of 2008.  The decrease of $175,832 or 71% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to decreased activity and lower cost of professional fees. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research  and Development

Research and development expenses totaled $43,209 for the three months ended March 31, 2009 compared to $179,816 for the same period of 2008.  The decrease of $136,607 or 76% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to reduced consulting costs. Research and development expense consists of costs relating to further development of the InCard DisplayCard.

Other Income (Expense)

Other expense totaled $10,172,617 and $30,647 for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008

Other income (expense):
Change in fair value of warrant and conversion liability	$(103,267)	$125,661
Interest income	29	9,073
Interest expense	(10,069,379)	(165,381)
Total Nonoperating income	$(10,172,617)	$(30,647)

Change in fair value of warrants and conversion liability

The change in the fair value of our warrant and conversion liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. We had no warrant liability at January 1, 2008  Refer to Note 5 to the financial statements for further discussion on our warrant liability  and the related 8% senior secured convertible debentures.

The securities were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The securities do not qualify for hedge accounting, and as such, all future changes in the fair value of these securities will be recognized currently in earnings until such time as the securities are exercised or expire.

Interest Income

The decrease in interest income is primarily attributable to a decrease in balances in interest bearing accounts.

Interest expense

Interest expense for 2009 consists of interest accrued on our convertible debentures of $302,134, other interest paid of $1,885, amortization of debt discount of $6,671,835, amortization of debt issue costs of $449,052 and a charge of $2,642,750 for the 30% increase in the principal amount of our convertible debentures as a result of the default described in Note 5 to the financial statements.

Interest expense for 2008 consists of interest accrued on our convertible debentures of $77,577, amortization of debt discount of $80,062 and amortization of debt issue costs of $7,742.

As a result of the default on our debentures, the maturity date of the debentures has been accelerated. The Company has classified the carrying value of the debentures as a current liability in the financial statements. The Company has fully amortized the remaining discount and deferred debt issue costs during the period ended March 31, 2009.

Liquidity and Capital Resources

Our principal sources of operating capital since our inception through March 31, 2009 have been equity and debt financings totaling $30,303,691, and to a lesser degree our revenues.  Since our inception, we have incurred significant losses, and as of March 31, 2009 we had an accumulated deficit of $43,383,315. Our cash and cash equivalents balance at March 31, 2009 was $266,498, compared to $300,902 for the same period of 2008.

Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until the fourth quarter of 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2009.

At December 31, 2008, there is also substantial doubt about the Company's ability to continue as a going concern.

As of June 12, 2009 the Company has approximately $28,000 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will last through the third quarter of 2009.

	Three Months Ended March 31,
	2009		2008

Cash & Cash Equivalents	$266,498		$300,902

Net cash provided by (used in) operating activities	$189,853		$(3,248,698)

Net cash provided by financing activities		-	3,210,000

Net Cash Provided by (Used in) Operating Activities

For the three months ended March 31, 2009 we generated $189,853 in cash from our operating activities as compared to cash used of $3,248,698 for the same period of 2008. The decrease in cash used of $3,438,551 was primarily attributable to a decrease of payment for accounts payable and accrued expenses of $1,598,996, a decrease in cash applied to inventory of $401,703, an increase in deferred revenue of $572,533 and collections on accounts receivable of $212,575.

Net Cash Provided by Financing Activities

There was no net cash provided by financing activities for the three months ended March 31, 2009.  During the three months ended March 31, 2008 we raised net cash of $3,210,000 through the sale of convertible debentures.

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

•
On April 15, 2008, sold an additional $5 million of our 8% Senior Secured Convertible Debenture to EMC Corporation.   As a result of market conditions, the conversion price of the debenture is $2.48 per share.  This resulted in a re-pricing of our January 8, 2008 debentures.   In connection with the sale of the additional debentures, we issued EMC a five-year common stock purchase warrant to purchase 1,008,064 shares of our common stock at an exercise price of $2.728 per share. Similar to the conversion of the debentures, this resulted in a re-pricing of the January 8, 2008 warrant exercise price to $2.728 per share.  We used the net proceeds of the financing for our working capital requirements and to pay down certain obligations.

Default of 8% Senior Secured Debentures

In September 2008, we agreed with certain Debenture holders to defer a portion of the interest payments due October 1, 2008 and January 1, 2009. Such deferral resulted in those payments, plus a ten percent (10%) deferral charge being added to the principal balance of those debentures.    On February 20, 2009, as a result of our common shares being delisted from the NASDAQ Capital Market, we defaulted on our 8% Senior Secured Debentures issued in January and April of 2008.  As a result, investors can call the debentures and demand immediate repayment.  Our inability to repay the outstanding balance may result in the debenture holders exercising their remedies and foreclosing on substantially all of our assets.  In such instance, we could be forced to seek bankruptcy protection or the debenture holders could take our assets as satisfaction of their indebtedness.  In either instance, this will result in a total loss of our common shareholders’ investment.  At present, we are attempting to modify the terms of the debentures and cure such default.  There can be no assurance that we will be able to modify the terms of the debentures, or that if we do, that such modification will allow us to continue operating.

Future Needs

Through the date of this report, our operations have been funded primarily through equity and debt financings totaling $30,303,691 since inception.

We believe that our current cash of $28,000 as of June 12, 2009, combined with anticipated revenue collections, will provide us with sufficient resources to fund our operations through the third quarter of 2009, provided holders of our 8% Senior Secured Debenture do not exercise their respective rights and require the repayment of the outstanding debenture balances.

If we are able to successfully sell the InCard DisplayCard in substantial quantities during the second and third quarters of 2009 we may be able to continue operations through the third quarter of 2009.  If we need additional capital, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

Going Concern

Our independent registered public accountants have included a going concern explanatory paragraph in their unqualified opinion of our 2008 financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this items as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (March 31, 2009). Based on such evaluation which disclosed numerous material weaknesses as noted below, our CEO has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)  Based on our assessment at March 31, 2009, management believes that our internal control over financial reporting was not effective based on criteria set forth by the COSO. The following material weaknesses were identified in our internal control over financial reporting at March 31, 2009:

•
We performed a financial close on a quarterly basis through March 2008 (effective April 2008 we began a monthly close process). The analysis of actual to budgeted results was either done marginally or not at all and there was no mechanism in place to evaluate variances, investigate unusual activity or communicate findings to senior management or the board of directors.

•	During the quarterly financial close we did not utilize a financial closing checklist or prepare other documentation to ensure that all items had been considered for inclusion in this report

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 1A.             RISK FACTORS

Investing in our common stock involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully in evaluating our company and our business and the value of our securities.

We are in default of our 8% Senior Secured Debentures.

We are in default of our debt agreements entered into in January 2008 and April 2008 in connection with the sale of our 8% Senior Secured Debentures.  In September 2008, we agreed to defer a portion of the interest payments due October 1, 2008 and January 1, 2009. Such deferral resulted in those payments, plus a ten percent (10%) deferral charge being added to the principal balance of those debentures.    On February 20, 2009, as a result of our common shares being delisted from the NASDAQ Capital Market, we defaulted on our 8% Senior Secured Debentures issued in January and April of 2008.  As a result, investors can call the debentures and demand immediate repayment.  Our inability to repay the outstanding balance may result in the debenture holders exercising their remedies and foreclosing on substantially all of our assets.  In such instance, we could be forced to seek bankruptcy protection or the debenture holders could take our assets as satisfaction of their indebtedness.  In either instance, this will result in a total loss of our common shareholders’ investment.

Our independent registered public accounting firm has raised concerns about our ability to continue as a going concern.

Our auditors have added an explanatory paragraph to their opinion on our financial statements for the year ended December 31, 2008 because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs.  As a result, we must raise additional capital in order to continue to operate our business. If we fail to generate positive cash flows or obtain additional financing when required, we will have to modify, delay or abandon some or all of our business and expansion plans.

The Company has a history of recurring losses from operations and has an accumulated deficit of $43,383,315 as of March 31, 2009. Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until the fourth quarter of 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due.

There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

Our common shares were delisted from the NASDAQ Capital Market.

On February 20, 2009, our common shares were delisted from the NASDAQ Capital Market.  As a result of the delisting, our shares now trade on the Over-the-Counter Bulletin Board and on the Pinksheets.  Historically, the volume and liquidity of these markets has been significantly less than on the NASDAQ Capital Market.  Addition, shares listed on these markets are unlikely to be followed by market analysts and there may be few market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock and could result in large fluctuations in market price.

Our common stock is subject to the penny stock regulations and restrictions.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and may encounter difficulties in their attempt to sell shares of our common stock.  These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

The market for penny stocks has experienced numerous frauds and abuses.

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

As a result, investors may have the perception that penny stocks are too risky or involve a high degree of fraud.  As a result, these factors will make the development of an active market for our common shares more difficult.

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

We may currently be operating in the “zone of insolvency.”

Generally, a corporation’s directors owe a fiduciary duty to the corporation’s shareholders and not to its creditors. The duties of the directors to creditors do not expand beyond the relevant contractual terms. However, when a corporation is operating in the “zone of insolvency,” the fiduciary duties of directors is both to the shareholders and creditors.

To be successful we will require additional capital, which we may be unable to obtain.

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

We depend on a limited number of suppliers.

We obtain the battery, a key component for our power inlay technology, from a single source on a purchase order basis from Solicore, Inc. In the event of a disruption or discontinuation in supply, we may not be able to  obtain replacement batteries on a timely basis, which would disrupt our operations, delay production  and impair our ability to manufacture and sell our products.

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

We may not be able to develop our products due to inadequate resources.

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

Our inability to protect our intellectual property could reduce our ability to compete in the market.

Establishment of patents and other proprietary rights by us and our suppliers is important to our success and our competitive position. Performance in the payment card industry can depend, among other factors, on patent protection. Our policy is to identify patentable inventions we developed and to seek to acquire patent rights for such inventions. We mainly develop and patent technology in the fields of card enhancements and methods of card manufacturing. We seek to obtain a reasonably broad territorial protection for our patented technologies. We usually file initial patent applications in the United States, and subsequently file corresponding applications in   foreign countries depending on the relevant circumstances. We may elect to forego patent protection for some of our proprietary technologies   and treat such technologies as trade secrets. Despite our efforts to establish and protect our patents, trade secrets or other proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as much as the laws of the United States protect them. Our means of establishing and protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around our patents or our other proprietary rights.  We  have limited patent protection for our InCard DisplayCard.

Due to the importance of proprietary technology in the payment card industry, our business involves a risk of overlap with third party patents and subsequent litigation with competitors or patent-holders. Any claims, with or without merit, could be time-consuming, result in costly litigation, or cause us to enter into licensing agreements

We depend on key personnel.

We rely to a substantial extent on the management, marketing and product development skills of our key employees and consultants, particularly Richard Nathan, our President and Chief Executive Officer, Craig Nelson, who supervises the manufacturing and testing of the InCard DisplayCard, and Mark Poidomani, our chief technology officer, to formulate and implement our business plan. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry, and the process of locating key personnel with the right combination of skills is often lengthy. The loss of any key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

Our products might not achieve market acceptance.

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

Because of these and other factors, our products may not achieve market acceptance. If our products do not achieve market acceptance, demand for our products will not develop as expected and it is highly unlikely that we will become profitable.

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

Our power inlay technology has only been produced in limited production quantities. We are applying our own resources and working in cooperation with other companies that have specialized technical expertise related to the power inlay technology for thin, flexible non-payment cards. Failure to secure or maintain these relationships or failure to successfully transition to full scale production may have a material negative effect on our business.

We rely substantially on third-party manufacturers.

To be successful, we must manufacture, or contract for the manufacture of, our future products in compliance with industry standards and on a timely basis. As discussed in the risk factor above, we are working in cooperation with other companies that have specialized technical expertise related to the manufacturing process of our power inlay technology for the InCard DisplayCard. We also currently use a limited number of sources for most of the supplies and services that we use in the manufacturing of our power inlay technology and prototypes. Our manufacturing strategy presents the following risks:

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

Any of these factors could delay commercialization of our products under development, entail higher costs and result in our being unable to effectively manufacture our products.

Some of our competitors have significantly greater resources than we.

We believe that the principal competitive factors that affect the market for tokens include convenience, price, quality/reliability, ease of use, and distribution cost. We cannot assure you that we will be able to maintain our competitive position against current and potential competitors, especially those with significant marketing, service, support, technical and other competitive resources.

Our competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end-user price. Our inability to successfully compete will materially and adversely affect our business.

Risks Related to our Securities

We do not anticipate paying any cash dividends.

We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future.  Therefore, any return on your investment would be derive from an increase in the price of our stock, which may or may not occur.

Sales of our common stock in the public market may depress our stock price.

As of March 31, 2009, we had 28,495,256 shares of common stock outstanding. All of these shares can be traded pursuant to a prospectus or via a transaction pursuant to Rule 144 under the Securities Act of 1933. On a fully diluted basis, including shares issuable upon exercise of warrants and stock options and convertible debentures, we have 43,592,909 shares outstanding.

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

During the past nine months, the price of our common stock has decreased from $1.27 on June 30, 2008 to $0.15 as of March 31, 2009.  Although management feels that at all times it has acted in the best interest of the company’s shareholders, such declines in stock price have historically increased the probability of becoming the subject of a securities class action law suit.  If we were to become the target of such litigation, we will have to spend considerable time and resources in defending such litigation.  This would result in management diverting its focus from the development and sale of our products.  Additionally, such litigation is extremely costly and will deplete our assets.

We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2009, after taking into consideration our outstanding common and preferred shares and our contingently issuable shares, our board of directors will be entitled to issue up to 31,407,091 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

We will require additional working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

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

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors.

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

Our management has concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based on such evaluation which disclosed numerous material weaknesses, our CEO and CFO have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. If we fail to implement new or improved disclosure controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

We have identified numerous material weaknesses in our internal control over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. Our non-affiliated market capitalization qualified us as a “Smaller Reporting Company” effective in 2009. As a result, we are required to include our management’s report on internal control over financial reporting in this Annual Report but are not required to include our auditors’ attestation report on our internal control over financial reporting.   As discussed in our December 31, 2008 Annual Report, we have concluded that, as of December 31, 2008, our internal control over financial reporting were not effective and identified a number of material weaknesses in our internal control over financial reporting. While we intend to remedy these weaknesses during the current fiscal year, we may be unable to do so. If we fail to implement required new or improved controls there may be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We incorporate by reference the information pertaining to unregistered sales of equity securities as disclosed in our annual report file on Form 10-K for the period ended December 31, 2008.  The following information is given with regard to unregistered securities sold during the period covered by this report that were not registered under the Securities Act and were not previously included in a Current Report on Form 8-K.

None

ITEM 3.                DEFAULT UPON SENIOR SECURITIES

In September 2008, we agreed with certain Debenture holders to defer a portion of the interest payments due October 1, 2008 and January 1, 2009. Such deferral resulted in those payments, plus a ten percent (10%) deferral charge being added to the principal balance of those debentures.   On February 20, 2009, as a result of our common shares being delisted from the NASDAQ Capital Market, we defaulted on our 8% Senior Secured Debentures issued in January and April of 2008.  As a result, investors can call the debentures and demand immediate repayment.  Our inability to repay the outstanding balance may result in the debenture holders exercising their remedies and foreclosing on substantially all of our assets.  In such instance, we could be forced to seek bankruptcy protection or the debenture holders could take our assets as satisfaction of their indebtedness.  In either instance, this will result in a total loss of our common shareholders’ investment.  At present, we are attempting to modify the terms of the debentures and cure such default.  There can be no assurance that we will be able to modify the terms of the debentures, or that if we do, that such modification will allow us to continue operating.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                OTHER INFORMATION

None

ITEM 5.                OTHER INFORMATION

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

INNOVATIVE CARD TECHNOLOGIES, INC

Dated: June 15, 2009	By:	/S/ Richard Nathan
Richard Nathan Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Innovative Card Technologies, Inc. filed on 5/11/05		10-K	3.01(i)	001-33353	5/15/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Innovative Card Technologies, Inc. filed on 12/21/07		8-K	3.1	001-33353	1/2/08

3.03(ii)	Amended and Restated Bylaws of Innovative Card Technologies, Inc. adopted on May 5, 2005		10-K	3.03(ii)	001-33353	5/15/09

10.01**	2004 Stock Incentive Plan as amended		S-8	10.1	333-137033	3/25/08

10.02	Form of Warrant pursuant to private placement dated October 19, 2005		8-K	4.1	000-51260	10/25/05

10.03	Form of Warrant issued to TR Winston & Company, LLC dated May 30, 2006		8-K	4.1	000-51260	5/31/06

10.04	Form of Securities Purchase Agreement dated May 30, 2006		8-K	10.1	000-51260	5/31/06

10.05	Form of Registration Rights Agreement dated May 30, 2006		8-K	10.2	000-51260	5/31/06

10.06	Licensing Agreement dated September 26, 2006 by and between Innovative Card Technologies, Inc. and NCryptone, SA as license		SB-2	10.35	333-135715	7/12/06

10.07	Licensing Agreement dated September 26, 2006 by and betweenNCryptone, SA as licensor and Innovative Card as license		SB-2	10.36	333-135715	7/12/06

10.08	Form of Indemnification Agreement for Executive Officers and Directors of Innovative Card Technologies, Inc.		8-K	10.1	001-33353	3/23/07

10.09**	2007 Equity Incentive Plan		10-QSB	10.44	001-33353	11/19/07

10.10	Form of Indemnification Agreement entered into between the Company and Messrs. Delcarson and Caporale		8-K	10.1	001-33353	11/29/07

10.11	Form of Securities Purchase Agreement Dated January 8, 2008		8-K	10.1	001-33353	1/9/07

10.12	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008	8-K	10.2	001-33353	1/9/07

10.13	Form of Common Stock Purchase Warranted issued January 8, 2008	8-K	10.3	001-33353	1/9/07

10.14	Form of Registration Rights Agreement dated January 8, 2008	8-K	10.4	001-33353	1/9/07

10.15	Form of Security Agreement dated January 8, 2008	8-K	10.5	001-33353	1/9/07

10.16	Form of Subsidiary Guarantee dated January 8, 2008	8-K	10.6	001-33353	1/9/07

10.17**	Form of Lock-Up Agreement dated January 8, 2008	8-K	10.7	001-33353	1/9/07

10.18**	Executive Employment Agreement of Steven Delcarson	8-K	10.1	001-33353	4/2/08

10.19**	Executive Employment Agreement of Charles Caporale	8-K	10.2	001-33353	4/2/08

10.20	Form of Securities Purchase Agreement Dated April 15, 2008	8-K	10.1	001-33353	4/16/08

10.21	Form of 8% Senior Secured Convertible Debenture issued April 15, 2008	8-K	10.2	001-33353	4/16/08

10.22	Form of Common Stock Purchase Warranted issued April 15, 2008	8-K	10.3	001-33353	4/16/08

10.23	Form of Registration Rights Agreement dated April 15, 2008	8-K	10.4	001-33353	4/16/08

10.24	Form of Security Agreement dated April 15, 2008	8-K	10.5	001-33353	4/16/08

10.25	Form of Subsidiary Guarantee dated April 15, 2008	8-K	10.6	001-33353	4/16/08

10.26	Form of Lock-Up Agreement dated April 15, 2008		8-K	10.7	001-33353	4/16/08

10.27**	Form of Executive Employment Agreement of Vincent M. Schiavo, dated as of May 22, 2008		8-K	10.1	001-33353	5/27/08

10.28**	Employment Agreement of Mr. Richard Nathan dated February 20, 2009		8-K	10.01	001-33353	2/24/09

14.01	Code of Ethics		10-KSB	14.0	000-51260	3/20/06

21.1	List of Subsidiaries		SB-2	21.1	333-119814	10/19/04

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.