Form 10-Q
period 2009-06-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2009-08-14
CIK 1300578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009
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
☐Yes  ☐    No

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

As of August 12, 2009 there were 28,495,256 shares of common stock, $.0001 par value, issued and outstanding.

Innovative Card Technologies, Inc.

Subsequent Events

On July 11, 2009, we entered into an Assignment of Debenture and Common Stock Warrant agreement with EMC Corporation and RSA Security Inc., its wholly owned subsidiary (collectively “EMC”).  Pursuant to the terms of the agreement, EMC has agreed to assign and transfer to us approximately $7.1 million of our 8% Senior Secured Convertible Debentures and approximately 1.01 million common stock purchase warrants upon the receipt of certain deliverables and the certification of the content of such deliverables.  The aforementioned deliverables are as follows: (i) pay EMC cash in the amount of $1.00; (ii) return to EMC all intellectual property belonging to EMC that is in our and SmartDisplayer Technology’s possession; (iii) return to EMC certain inventory containing EMC-related materials; (iv) grant to EMC certain audit and confirmation rights as further described in the Agreement; and (v) cancel a pre-existing supply agreement between EMC and us.  Additionally, the Agreement provides for the mutual release of all claims, whether known or unknown, between the parties which relate to the securities and the supply agreement.

The foregoing summary of the Agreement is qualified in its entirety by reference to the full text of such document, a copy of which is attached as Exhibits 10.1 to our Current Report on Form 8-K which was filed with the SEC on July 17, 2009.  There can be no assurance that all conditions contained in the Agreement will be met by the parties.

PART I
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$14,106	$76,645
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $60,000 at June 30, 2009 and December 31, 2008, respectively	360,666	190,767
Prepaids and other current assets	44,884	174,178
Deposits on raw materials held for production	268,829	268,318
Raw materials held for production	389,048	347,529
Work in progress inventory, net of allowance of $0 and $115,059 at June 30, 2009 and December 31, 2008, respectively	722,275	1,454,940
Total current assets	1,799,808	2,512,377
Property and equipment	139,144	171,722
Deferred debt issuance cost	-	449,052
Deposits	57,919	62,971

Total assets	$1,996,871	$3,196,122

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$1,211,753	$1,281,602
Accounts payable - related parties	600,010	600,010
Accrued interest	869,478	31,689
Warranty reserve	288,666	198,854
Deferred rent	20,575	56,929
Deferred revenue	1,593,487	1,169,957
8% convertible debentures	11,451,914	-
Total current liabilities	16,035,883	3,339,041

8% convertible debentures, net of discount of $0 and $5,384,054 at June 30, 2009 and December 31, 2008, respectively	-	3,425,111
Warrant liability	110,395	19,055
Derivative liability	75,389	-

Total liabilities	16,221,667	6,783,207

Stockholders' deficit

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 28,495,256 shares issued and outstanding, respectively	28,495	28,495
Additional paid-in capital	30,439,144	33,381,140
Accumulated deficit	(44,692,435)	(36,996,720)
Total deficiency in stockholders' equity	(14,224,796)	(3,587,085)

Total liabilities and deficiency in stockholders' equity	$1,996,871	$3,196,122

The accompanying notes are an integral part of these  unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$1,296,645	$800,209	$1,830,868	$1,017,425
Cost of goods sold	1,176,918	859,875	1,763,878	1,070,209

Gross profit/(loss)	119,727	(59,666)	66,990	(52,784)

Operating expenses
Administrative	595,980	1,656,715	1,144,054	3,046,646
Consulting fees	28,183	134,427	45,616	254,525
Professional fees	149,771	201,192	221,970	449,223
Research and development	70,639	118,539	113,848	298,355

Total operating expense	844,573	2,110,873	1,525,488	4,048,749

Loss from operations	(724,846)	(2,170,539)	(1,458,498)	(4,101,533)

Other income (expense)
Change in fair value of warrant and conversion liability	(57,401)	1,898,893	(160,668)	2,024,554
Other expense	-	(120,794)	-	(120,794)
Interest income	22	11,703	51	20,776
Interest expense	(526,895)	(419,978)	(10,596,274)	(585,359)

Total other income (expense)	(584,274)	1,369,824	(10,756,891)	1,339,177

Loss before provision for income taxes	(1,309,120)	(800,715)	(12,215,389)	(2,762,356)

Provision for income taxes	-	-	-	(800)

Net loss	(1,309,120)	(800,715)	(12,215,389)	(2,763,156)

Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.43)	$(0.10)

Weighted average shares outstanding, basic and diluted	28,495,256	28,486,411	28,495,256	28,459,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(12,215,389)	$(2,763,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,578	355,129
Change in fair value of warrant liability	91,340	(2,024,554)
Change in fair value of conversion liability	69,328	-
Amortization of debt discount	6,671,835	314,828
Amortization of deferred debt issuance costs	449,052	27,080
Debt default penalty	2,642,749	-
Stock based compensation expense	295,958	1,049,433
Change in provision for obsolete inventory	173,630	-
(Increase) decrease in accounts receivable	(169,899)	(811,051)
(Increase) decrease in prepaids and other current assets	129,294	(8,311)
(Increase) decrease in deposits on raw materials held for production	(511)	(263,390)
(Increase) decrease in raw materials held for production	(147,343)	(49,294)
(Increase) decrease in work in progress inventory	664,859	(868,923)
(Increase) decrease in deposits	5,052	80,885
Increase (decrease) in accounts payable and accrued expenses	(69,849)	(1,776,816)
Increase (decrease) in accounts payable - related parties	-	(61,889)
Increase (decrease) in accrued interest	837,789	-
Increase (decrease) in warranty reserve	89,812	80,990
Increase (decrease) in deferred rent	(36,354)	-
Increase (decrease) in deferred revenue	423,530	50,484

Net cash provided by (used in) operating activities	(62,539)	(6,668,555)

Cash flows from investing activities:

Purchase of property and equipment	-	(13,485)

Net cash used in investing activities	-	(13,485)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible debentures	-	8,500,000
Payments on debt issuance cost	-	(527,500)
Proceeds from exercise of options/warrants	-	50,000

Net cash provided by financing activities	-	8,022,500

Net increase (decrease) in cash and cash equivalents	(62,539)	1,340,460
Cash and cash equivalents, beginning of period	76,645	339,600
Cash and cash equivalents, end of period	$14,106	$1,680,060

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$2,666	$65,667

Non-Cash Financial Activity:
Debt discount attributable to beneficial conversion feature	$-	$3,237,953
Debt discount attributable to warrants	-	3,087,307
Value of warrants issued as non-employee compensation included
in prepaid expenses and other current assets	-	278,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

The Company has a history of recurring losses from operations and has an accumulated deficit of $44,692,435 as of June 30, 2009. We incurred net losses of $8,929,537 for the twelve months ending December 31, 2008. During the six months ending June 30, 2009, we incurred additional net losses of $12,215,389.  Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until the fourth quarter of 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at June 30, 2009 and December 31, 2008.

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

As of August 10, 2009 the Company has approximately $36,000 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will last through the third quarter of 2009.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC.

The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

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

MAJOR CUSTOMERS

Two customers accounted for 99% and 96% of the Company’s revenues for the three and six months ended June 30, 2009, respectively, and three customers accounted for 91% of the Company’s revenue for the three and six months ended June 30, 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of financial instruments

In April 2009, we adopted FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) for its interim period ended June 30, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments as defined by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), for interim reporting periods of publicly traded companies as well as in annual financial statements.

Our short-term financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, warranty reserve and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our convertible notes is based on management estimates and reasonably approximates their book value based on their current maturity. The fair value of the Company’s derivative instruments is determined using option pricing models.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	14,106			14,106
Derivative liabilities			(185,784)	(185,784)

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

Common equivalent shares are excluded from the computation of diluted loss per share since their effect would have been anti-dilutive. There were 15,454,880 common share equivalents at June 30, 2009 and 14,104,756 at June 30, 2008 that were excluded from the calculation of diluted loss per share as their inclusion would reduce diluted loss per share for the three and six months ended June 30, 2009 and 2008.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

WARRANTY RESERVE

The Company generally warrants its products against defects over a period of one to three years. An accrual for estimated future costs relating to products returned under warrants is recorded as a charge to cost of sales when products are shipped. The accrual is based on a percentage of sales. This percentage was 10% through March 31, 2009 and 5% effective April 1, 2009 (the change in estimate based on historical trends). Activity in the accrued warranty reserve liability for the three and six month periods ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$239,641	$41,484	$198,854	$27,816
Charged to cost of sales	50,499	70,922	93,161	84,590
Deductions	(1,474)	(3,600)	(3,349)	(3,600)

Balance at end of period	$288,666	$108,806	$288,666	$108,806

STOCK BASED COMPENSATION

The Company accounts for its stock based compensation under SFAS No. 123R, “Share-Based Payments”, which it adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This Statement establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

CHANGE IN ACCOUNTING PRINCIPLE

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our convertible debentures will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $6,061, an increase in the unamortized discount related to our convertible debentures of $1,287,781, a decrease in additional paid-in capital of $3,237,954 related to the decrease in beneficial conversion feature attributable to the debentures, and a $4,519,674 net decrease in accumulated deficit, comprised of a credit to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009 of $5,235,242 partially offset by a charge of $715,568 for additional expense for amortization of debt discount.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. In February 2008, FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our consolidated financial statements. The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the quarter ended September 30, 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - INCOME TAXES

Our effective tax rate was estimated at 0% for the three and six months ended June 30, 2009 and 2008.

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

The Company recorded $295,958 and $914,957 of compensation expense for employee and consultant stock options during the six months ending June 30, 2009 and 2008, respectively, and recorded $151,875 and $241,636 of compensation expense for employee and consultant stock options during the three months ending June 30, 2009 and 2008, respectively, which is included in the administrative expense category.

NOTE 5 - 8% SENIOR SECURED CONVERTIBLE DEBENTURES

On February 20, 2009, the Company’s stock was delisted from the NASDAQ National Market System due to a failure to maintain adequate share pricing. As a result, the Company defaulted on its 8% Senior Secured Convertible Debentures.  Such default results in acceleration of the debentures, a thirty percent (30%) increase in the principal amount of the debentures, and an increase in the interest rate on the debentures from eight percent (8%) to eighteen percent (18%). We have accounted for the default in the financial statements.

On July 11, 2009, we entered into an Assignment of Debenture and Common Stock Warrant agreement with EMC Corporation and RSA Security Inc., its wholly owned subsidiary (collectively “EMC”).  Pursuant to the terms of the agreement, EMC has agreed to assign and transfer to us approximately $7.1 million of our 8% Senior Secured Convertible Debentures and approximately 1.01 million common stock purchase warrants upon the receipt of certain deliverables and the certification of the content of such deliverables.  The aforementioned deliverables are as follows: (i) pay EMC cash in the amount of $1.00; (ii) return to EMC all intellectual property belonging to EMC that is in our and SmartDisplayer Technology’s possession; (iii) return to EMC certain inventory containing EMC-related materials; (iv) grant to EMC certain audit and confirmation rights as further described in the Agreement; and (v) cancel a pre-existing Supply Agreement between EMC and us.  Additionally, the Agreement provides for the mutual release of all claims, whether known or unknown, between the parties which relate to the securities and the Supply Agreement. As of the date of this filing the aforementioned deliverables and the certification of the content of such deliverables have not been provided and as such no debt has been forgiven. We expect that future revenue streams will not be affected.

As of the date of this filing, we are negotiating a waiver of this default with the other debenture holders. We have not yet received any waivers.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our convertible debentures will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $6,061. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 101%; and (4) an expected life of the conversion feature of 2 years. At January 1, 2009 the Company has also recorded an additional discount related to the debentures of $1,287,781 as a result of the implementation of EITF 07-05.

As a result of the default described above, the principal amount of the debentures was increased by 30%, or $2,642,750. We have recorded a charge to interest expense related to this increase during the quarter ended March 31, 2009.

Also as a result of the default, the maturity date of the debentures has been accelerated. The Company has classified the carrying value of the debentures as a current liability in the financial statements as of June 30, 2009. The Company has fully amortized the remaining discount and deferred debt issue costs during the period ended March 31, 2009. The charge to interest expense for the amortization of debt discount is $6,671,835 and for amortization of debt issue costs is $449,052 during the quarter ended March 31, 2009.

At June 30, 2009 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at June 30, 2009 is $75,389. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 118%; and (4) an expected life of the conversion feature of 1.7 years.

We recorded charges of $23,281 and $69,328 during the three and six months ended June 30, 2009, respectively, related to the change in fair value of the conversion feature during those periods.

The Company is accounting for the warrants, issued in connection with the debentures as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19. At June 30, 2009, the warrant liability was valued at $110,395. The Company recorded charges of $34,120 and $91,340 during the three and six months ended June 30, 2009, respectively, related to the change in fair value of the warrant liability during those periods. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 118%; and (4) an expected life of the warrants of 3.7 years. The Company recorded gains of $1,898,893 and $2,024,554 during the three and six months ended June 30, 2008, respectively, related to the change in fair value of the warrant liability during those periods.

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

NOTE 7 - SUBSEQUENT EVENTS

On July 11, 2009, we entered into an Assignment of Debenture and Common Stock Warrant agreement with EMC Corporation and RSA Security Inc., its wholly owned subsidiary (collectively “EMC”).  Pursuant to the terms of the agreement, EMC has agreed to assign and transfer to us approximately $7.1 million of our 8% Senior Secured Convertible Debentures and approximately 1.01 million common stock purchase warrants upon the receipt of certain deliverables and the certification of the content of such deliverables.  The aforementioned deliverables are as follows: (i) pay EMC cash in the amount of $1.00; (ii) return to EMC all intellectual property belonging to EMC that is in our and SmartDisplayer Technology’s possession; (iii) return to EMC certain inventory containing EMC-related materials; (iv) grant to EMC certain audit and confirmation rights as further described in the Agreement; and (v) cancel a pre-existing Supply Agreement between EMC and us.  Additionally, the Agreement provides for the mutual release of all claims, whether known or unknown, between the parties which relate to the securities and the Supply Agreement. As of the date of this filing the aforementioned deliverables and the certification of the content of such deliverables have not been provided and no such debt has been forgiven. We expect that future revenue streams will not be affected

The date through which the Company has evaluated subsequent events is August 14, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the consolidated financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “InCard” “Innovative Card” and “Registrant” refer to Innovative Card Technologies, Inc. and our subsidiaries.  Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (June 30, 2009), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles (“GAAP”). Our financials and results of operation for the three and six month periods ended June 30, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2009. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the: (i) 3 months ended June 30, 2009 and 2008; and (ii) 6 months ended June 30, 2009 and 2008.

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

Overview

Since 2002, we have continued to develop our power inlay technology that is designed to bring power-based applications to the enterprise market and on-line banking market. Our present focus is the InCard DisplayCard power inlay technology which consists of a battery, circuit, and switch that can power applications on credit card sized cards and other similar information-bearing devices. We have devoted a majority of our efforts to completing the development of our power inlay technology, initiating marketing and raising capital to fund our business. We have generated limited revenues. Prior to the fourth quarter of 2007, our revenues were derived primarily from licensing of our LensCard product, most of which have terminated. At this time, we have no plans to renew the LensCard licensing agreements or to further market or sell the LensCard.

Since inception, we have been unprofitable. We incurred net losses of $8,929,537 and $14,333,622 for the twelve months ending December 31, 2008 and 2007, respectively. During the six months ended June 30, 2009, we incurred additional net losses of $12,215,389. As of June 30, 2009, we had an accumulated deficit of $44,692,435. Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until the fourth quarter of 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at June 30, 2009 and December 31, 2008.

Our continued existence is dependent upon our ability to generate sales of the InCard DisplayCard or, if we are unable to do so in sufficient quantity to cover our expenses, to obtain additional financing. In 2008, we made our first significant sale of InCard DisplayCards; however we anticipate that we will continue to incur net losses due to our costs exceeding our revenues.  Management cannot yet predict when we will achieve an operating profit or net income.  Our capital requirements for the next 12 months consist of the acquisition of inventory, retention and hiring of key personnel, implementation of a sales force for our products, and further research and development relating to our products and technology.  These expenditures are anticipated to be significant.   In addition, our gross margin is greatly impacted by production volume. At low levels of production, our gross margin is in the single digits and may be negative. At the higher volume levels our gross margin rises. To date, our operations have been funded primarily through equity and debt financings.

We believe that our current cash, combined with anticipated revenue collections, will be adequate to fund our operations through the third quarter of 2009. If we are unable to raise additional capital or make significant sales by that date, we may be forced to curtail our operations or seek bankruptcy protection. We anticipate that we will not be able to generate sales of the InCard DisplayCard in quantities that will sustain a positive cash flow until the fourth quarter of 2009.

Our backlog, which consists of orders received but not yet shipped, totaled $3.7 million at June 30, 2009, most of which we expect to deliver in 2009.

On January 13, 2009 we disclosed that we received a purchase order (“PO”) in the amount of $3,737,988. We have recently been informed that the purchaser intends to delay the delivery of approximately 60% of the PO.  As of the date of this report, we have fulfilled approximately $660,000 worth of product deliveries under the PO.

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

The revenue generated from the LensCard and LightCard is negligible, and we expect that the sales of these products will have an immaterial impact on our results of operations.

Deferred revenue is recorded when the payments from a reseller are received by us prior to the sale of an InCard DisplayCard to the resellers’ customer.

Accounts receivable allowances.

Our sales to date have been to large credit card issuers and we have been successful in collecting for products and services. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At June 30, 2009, based on our review of customer activity, we recorded an allowance for doubtful accounts of $60,000.

Warranty reserves.

The Company generally warrants its products against defects over a period of one to three years. An accrual for estimated future costs relating to products returned under warrants is recorded as a charge to cost of sales when products are shipped. The accrual is based on a percentage of sales. This percentage was 10% through March 31, 2009 and 5% effective April 1, 2009 (the change in estimate based on historical trends).

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

Valuation of Long-Lived Assets.

We assess the impairment of identifiable long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend. We assess the carrying value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We have not recorded any impairments of long-lived assets.

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

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of this review, the Company concluded that at this time there are no uncertain tax positions that would result in tax liability to the Company. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

Change in Accounting Principle

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133,  Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our convertible debentures will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $6,061, an increase in the unamortized discount related to our convertible debentures of $1,287,781, a decrease in additional paid-in capital of $3,237,954 related to the decrease in beneficial conversion feature attributable to the debentures, and a $4,519,674 net decrease in accumulated deficit, comprised of a credit to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009 of $5,235,242 partially offset by a charge of $715,568 for additional expense for amortization of debt discount.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. In February 2008, FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our consolidated financial statements. The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the quarter ended September 30, 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Results for the 3 months ended June 30, 2009 compared to 2008

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events.

Revenue

Revenue for the three months ended June 30, 2009 and 2008 was $1,296,645 and $800,209, respectively.

	Three Months Ended June 30,
	2009	2008

Revenue	$1,296,645	$800,209

The increase of $496,436, or 62%, for the three months ended June 30, 2009 as compared to the same period of 2008 was attributed to increased sales of the InCard DisplayCard, primarily from the partial fulfillment of our 2009 $3.7 million purchase order.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2009 and 2008, was $1,176,918 and $859,875, respectively.

	Three Months Ended June 30,
	2009	2008

Cost of Goods Sold	$1,176,918	$859,875

Cost of goods sold consists of costs to manufacture, inventory write-offs and reserve adjustments and warranty expense. The increase of $317,043, or 37%, for the three months ended June 30, 2009 as compared to the same period of 2008 was attributed to an increase of $349,411 for costs to manufacture, offset by decreases of $11,870 for inventory write-offs and reserve adjustments and $20,498 for warranty expense. The increase results primarily from the increase in revenue during the 2009 period.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 and 2008, consist of the following:

	Three Months Ended June 30,
	2009	2008

Operating expenses
Administrative	$595,980	$1,656,715
Consulting Fees	28,183	134,427
Professional Fees	149,771	201,192
Research and Development	70,639	118,539
Total expense	$844,573	$2,110,873

Administrative Expenses

Administrative expenses totaled $595,980 for the three months ended June 30, 2009 compared to $1,656,715 for the same period of 2008.  The decrease of $1,060,735 or 64% for the three months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to a decrease in share based compensation of $224,237 (resulting from a decrease in issued and outstanding equity awards) and reductions in salaries of $418,992, marketing and investor relations of $181,772, travel of $16,269 and other expenses, resulting from managements cost cutting measures, plus a decrease in depreciation and amortization expense of $159,988. Administrative expenses consist of travel, marketing, compensation, administrative fees, and depreciation and amortization expense.

Consulting Fees

Consulting fees totaled $28,183 for the three months ended June 30, 2009 compared to $134,427 for the same period of 2008.  The decrease of $106,244 or 79% for the three months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to the use of fewer consultants in the current period. Consulting fee expense consists of payments made to independent contractors that provided services to us.

Professional Fees

Professional Fees totaled $149,771 for the three months ended June 30, 2009 compared to $201,192 for the same period of 2008.  The decrease of $51,421or 26% for the three months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to decreased activity and lower cost of professional fees. A decrease of $144,703 in legal fees was partially offset by an increase of $93,282 in accounting fees. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research  and Development

Research and development expenses totaled $70,639 for the three months ended June 30, 2009 compared to $118,539 for the same period of 2008.  The decrease of $47,900 or 40% for the three months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to reduced consulting costs. Research and development expense consists of costs relating to further development of the InCard DisplayCard.

Other Income (Expense)

Other expense totaled $584,274 for the three months ended June 30, 2009. We reported net other income of $1,369,824 for the three months ended June 30, 2008.

	Three Months Ended June 30,
	2009	2008

Other income (expense):
Change in fair value of warrant and conversion liability	$(57,401)	$1,898,893
Other expense	-	(120,794)
Interest income	22	11,703
Interest expense	(526,895)	(419,978)
Total Nonoperating income	$(584,274)	$1,369,824

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

Other Expense

Other expense for the three months ended June 30, 2008 consists of a loss recognized on a sublease.

Interest Income

The decrease in interest income is primarily attributable to a decrease in balances in interest bearing accounts.

Interest expense

Interest expense totaled $526,895 for the three months ended June 30, 2009 compared to $419,978 for the same period of 2008.  Interest expense for the three months ended June 30, 2009 consists of interest accrued on our convertible debentures of $513,924 and other interest of $12,971. Interest expense for the three months ended June 30, 2008 consists of interest accrued on our convertible debentures of $156,333, other interest of $9,541, amortization of debt discount of $234,766 and amortization of debt issue costs of $19,338.

As a result of the default on our debentures, the interest rate was increased from 8% to 18% effective February 20, 2009 and the maturity date of the debentures has been accelerated. The Company has classified the carrying value of the debentures as a current liability in the financial statements as of June 30, 2009. The Company fully amortized the remaining discount and deferred debt issue costs during the quarter ended March 31, 2009.

Results for the 6 months ended June 30, 2009 compared to 2008

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events..

Revenue

Revenue for the six months ended June 30, 2009 and 2008 was $1,830,868 and $1,017,425, respectively.

	Six Months Ended June 30,
	2009	2008

Revenue	$1,830,868	$1,017,425

The increase of $813,443, or 80%, for the six months ended June 30, 2009 as compared to the same period of 2008 was attributed to increased sales of the InCard DisplayCard, primarily from the partial fulfillment of our 2009 $3.7 million purchase order.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2009 and 2008, was $1,763,878 and $1,070,209, respectively.

	Six Months Ended June 30,
	2009	2008

Cost of Goods Sold	$1,763,878	$1,070,209

Cost of goods sold consists of costs to manufacture, inventory write-offs and reserve adjustments and warranty expense. The increase of $693,669, or 65%, for the six months ended June 30, 2009 as compared to the same period of 2008 was attributed to increases of $650,451 for costs to manufacture, $34,721 for inventory write-offs and reserve adjustments and $8,497 for warranty expense. The increases result primarily from the increase in revenue during the 2009 period.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 and 2008, consist of the following:

	Six Months Ended June 30,
	2009	2008

Operating expenses
Administrative	$1,144,054	$3,046,646
Consulting Fees	45,616	254,525
Professional Fees	221,970	449,223
Research and Development	113,848	298,355
Total expense	$1,525,488	$4,048,749

Administrative Expenses

Administrative expenses totaled $1,144,054 for the six months ended June 30, 2009 compared to $3,046,646 for the same period of 2008.  The decrease of $1,902,592 or 62% for the six months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to a decrease in share based compensation of $753,475 (resulting from a decrease in issued and outstanding equity awards) and reductions in salaries of $310,216, marketing and investor relations of $244,092, travel of $45,537 and other expenses, resulting from managements cost cutting measures, plus a decrease in depreciation and amortization expense of $322,551. Administrative expenses consist of travel, marketing, compensation, administrative fees, and depreciation and amortization expense.

Consulting Fees

Consulting fees totaled $45,616 for the six months ended June 30, 2009 compared to $254,525 for the same period of 2008.  The decrease of $208,909 or 82% for the six months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to the use of fewer consultants in the current period. Consulting fee expense consists of payments made to independent contractors that provided services to us.

Professional Fees

Professional Fees totaled $221,970 for the six months ended June 30, 2009 compared to $449,223 for the same period of 2008.  The decrease of $227,253 or 51% for the six months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to decreased activity and lower cost of professional fees. A decrease of $285,423 in legal fees was partially offset by an increase of $58,170 in accounting fees. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research and Development

Research and development expenses totaled $113,848 for the six months ended June 30, 2009 compared to $298,355 for the same period of 2008.  The decrease of $184,507 or 62% for the six months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to reduced consulting costs. Research and development expense consists of costs relating to further development of the InCard DisplayCard.

Other Income (Expense)

Other expense totaled $10,756,891 for the six months ended June 30, 2009. We reported net other income of $1,339,177 for the six months ended June 30, 2008.

	Six Months Ended June 30,
	2009	2008

Other income (expense):
Change in fair value of warrant and conversion liability	$(160,668)	$2,024,554
Other expense	-	(120,794)
Interest income	51	20,776
Interest expense	(10,596,274)	(585,359)
Total Nonoperating income	$(10,756,891)	$1,339,177

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

Other Expense

Other expense for the six months ended June 30, 2008 consists of a loss recognized on a sublease.

Interest Income

The decrease in interest income is primarily attributable to a decrease in balances in interest bearing accounts.

Interest expense

Interest expense totaled $10,596,274 for the six months ended June 30, 2009 compared to $585,359 for the same period of 2008.  Interest expense for the six months ended June 30, 2009 consists of interest accrued on our convertible debentures of $817,784, other interest of $14,853, amortization of debt discount of $6,671,835, amortization of debt issue costs of $449,052 and a charge of $2,642,750 for the 30% increase in the principal amount of our convertible debentures as a result of the default described in Note 5 to the financial statements. Interest expense for the six months ended June 30, 2008 consists of interest accrued on our convertible debentures of $233,910, other interest of $9,541, amortization of debt discount of $314,828 and amortization of debt issue costs of $27,080.

As a result of the default on our debentures, the interest rate was increased from 8% to 18% effective February 20, 2009 and the maturity date of the debentures has been accelerated. The Company has classified the carrying value of the debentures as a current liability in the financial statements as of June 30, 2009. The Company fully amortized the remaining discount and deferred debt issue costs during the quarter ended March 31, 2009.

Liquidity and Capital Resources

Our principal sources of operating capital since our inception through June 30, 2009 have been equity and debt financings totaling $30,303,691 and, to a lesser degree, our revenues.  Since our inception, we have incurred significant losses, and as of June 30, 2009 we had an accumulated deficit of $44,692,435. Our cash and cash equivalents balance at June 30, 2009 was $14,106, compared to $1,680,060 for the same period in 2008.

Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until the fourth quarter of 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at June 30, 2009.

As of August 10 2009 the Company had approximately $36,000 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will last through the third quarter of 2009.

	Six Months Ended June 30,
	2009	2008

Cash & Cash Equivalents	$14,106	$1,680,060

Net cash provided by (used in) operating activities	$(62,539)	$(6,668,555)

Net cash used by investing activities	$-	$(13,485)

Net cash provided by financing activities	$-	$8,022,500

Net Cash Provided by (Used in) Operating Activities

For the six months ended June 30, 2009 we used $62,539 in cash for our operating activities as compared to cash used of $6,668,555 for the same period of 2008. The decrease in cash used of $6,606,016 was primarily attributable to a decrease in payments for accounts payable and accrued expenses of $1,768,856, an increase in collections on accounts receivable of $641,152, a decrease in cash applied to inventory of $1,698,612, an increase in deferred revenue of  $373,046, an increase in accrued interest of $837,789 and  a decrease in loss (after adjustment for non-cash charges) of $1,078,691.

Net Cash Provided by Financing Activities

There was no net cash provided by financing activities for the six months ended June 30, 2009.  During the six months ended June 30, 2008 we raised net cash of $7,972,500 through the sale of convertible debentures.

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

Default of 8% Senior Secured Debentures

In September 2008, we agreed with certain Debenture holders to defer a portion of the interest payments due October 1, 2008 and January 1, 2009. Such deferral resulted in those payments, plus a ten percent (10%) deferral charge being added to the principal balance of those debentures.    On February 20, 2009, our common shares were delisted from the NASDAQ Capital Market.  As a result of our common shares being delisted, and our inability to make our quarterly interest payments under the debentures, we are in default on our 8% Senior Secured Debentures issued in January and April of 2008.  As a result, investors can call the debentures and demand immediate repayment.  Our inability to repay the outstanding balance may result in the debenture holders exercising their remedies and foreclosing on substantially all of our assets.  In such instance, we could be forced to seek bankruptcy protection or the debenture holders could take our assets as satisfaction of their indebtedness.  In either instance, this will result in a total loss of our common shareholders’ investment.  At present, we are attempting to modify the terms of the debentures and cure such default.  There can be no assurance that we will be able to modify the terms of the debentures, or that if we do, that such modification will allow us to continue operating.

On July 11, 2009, we entered into an Assignment of Debenture and Common Stock Warrant agreement with EMC Corporation and RSA Security Inc., its wholly owned subsidiary (collectively “EMC”).  Pursuant to the terms of the agreement, EMC has agreed to assign and transfer to us approximately $7.1 million of our 8% Senior Secured Convertible Debentures and approximately 1.01 million common stock purchase warrants upon the receipt of certain deliverables and the certification of the content of such deliverables.  The aforementioned deliverables are as follows: (i) pay EMC cash in the amount of $1.00; (ii) return to EMC all intellectual property belonging to EMC that is in our and SmartDisplayer Technology’s possession; (iii) return to EMC certain inventory containing EMC-related materials; (iv) grant to EMC certain audit and confirmation rights as further described in the Agreement; and (v) cancel a pre-existing Supply Agreement between EMC and us.  Additionally, the Agreement provides for the mutual release of all claims, whether known or unknown, between the parties which relate to the securities and the Supply Agreement. As of the date of this filing the aforementioned deliverables and the certification of the content of such deliverables have not been provided

As of the date of this filing, we are negotiating a waiver of this default with the other debenture holders. We have not yet received any waivers.

Future Needs

Through the date of this report, our operations have been funded primarily through equity and debt financings totaling $30,303,691 since inception.

We believe that our current cash of $50,000 as of July 31, 2009, combined with anticipated revenue collections, will provide us with sufficient resources to fund our operations through the third quarter of 2009, provided holders of our 8% Senior Secured Debenture do not exercise their respective rights and require the repayment of the outstanding debenture balances.

If we are able to successfully sell the InCard DisplayCard in substantial quantities during the third quarter of 2009 we may be able to continue operations through the third quarter of 2009.  If we need additional capital, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

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

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (June 30, 2009). Based on such evaluation which disclosed numerous material weaknesses as noted below, our CEO has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)   Based on our assessment at June 30, 2009, management believes that our internal control over financial reporting was not effective based on criteria set forth by the COSO. The following material weaknesses were identified in our internal control over financial reporting at June 30, 2009:

•
We performed a financial close on a quarterly basis through March of 2008 (effective April 2008 we began a monthly close process). The analysis of actual to budgeted results was either done marginally or not at all and there was no mechanism in place to evaluate variances, investigate unusual activity or communicate findings to senior management or the board of directors.

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

Notwithstanding these material weaknesses, we believe that our financial condition, results of operations and cash flows presented in this report on Form 10-Q are fairly presented in all material respects. We base our conclusion on our ability to substantiate, with a high degree of confidence, the small number of significant general ledger accounts that comprise our financial statements.

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

ITEM 1A.             RISK FACTORS

Investing in our common stock involves a high degree of risk. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below, as well as those presented elsewhere in this Quarterly Report, should be considered carefully in evaluating our company and our business and the value of our securities.

The occurrence of any event contained in the following risk factors could have a materially negative impact on the value of our common stock and other securities.

We are in default of our 8% Senior Secured Debentures.

We are in default of our debenture agreements entered into in January 2008 and April 2008 in connection with the sale of our 8% Senior Secured Debentures.  In September 2008, we agreed to defer a portion of the interest payments due October 1, 2008 and January 1, 2009. Such deferral resulted in those payments, plus a ten percent (10%) deferral charge being added to the principal balance of those debentures.  On February 20, 2009, our common shares were delisted from the NASDAQ Capital Market.  As a result of our common shares being delisted, and our inability to make our quarterly interest payments under the debentures, we are in default.  As a result, investors can call the debentures and demand immediate repayment.  Our inability to repay the outstanding balance may result in the debenture holders exercising their remedies and foreclosing on substantially all of our assets.  In such instance, we could be forced to seek bankruptcy protection or the debenture holders could take our assets as satisfaction of their indebtedness.  In either instance, this will result in a total loss of our common shareholders’ investment.

On July 11, 2009, we entered into an Assignment of Debenture and Common Stock Warrant agreement with EMC Corporation and RSA Security Inc., its wholly owned subsidiary (collectively “EMC”).  Pursuant to the terms of the agreement, EMC has agreed to assign and transfer to us approximately $7.1 million of our 8% Senior Secured Convertible Debentures and approximately 1.01 million common stock purchase warrants upon the receipt of certain deliverables and the certification of the content of such deliverables.  The aforementioned deliverables are as follows: (i) pay EMC cash in the amount of $1.00; (ii) return to EMC all intellectual property belonging to EMC that is in our and SmartDisplayer Technology’s possession; (iii) return to EMC certain inventory containing EMC-related materials; (iv) grant to EMC certain audit and confirmation rights as further described in the Agreement; and (v) cancel a pre-existing Supply Agreement between EMC and us.  Additionally, the Agreement provides for the mutual release of all claims, whether known or unknown, between the parties which relate to the securities and the Supply Agreement. As of the date of this filing the aforementioned deliverables and the certification of the content of such deliverables have not been provided

As of the date of this filing, we are negotiating a waiver of this default with the other debenture holders. We have not yet received any waivers.

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

The Company has a history of recurring losses from operations and has an accumulated deficit of $44,692,435 as of June 30, 2009. Sales of the InCard DisplayCard, the Company’s main product, are not expected to generate positive cash flow until the fourth quarter of 2009. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

On February 20, 2009, our common shares were delisted from the NASDAQ Capital Market.  As a result of the delisting, our shares now trade on the Over-the-Counter Bulletin Board and on the Pinksheets.  Historically, the volume and liquidity of these markets has been significantly less than on the NASDAQ Capital Market.  Addition, shares listed on these markets are unlikely to be followed by market analysts and there may be few market makers for our common stock.  Also, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our common stock.  Any of these factors could adversely affect the liquidity and trading price of our common stock and could result in large fluctuations in market price.

 Our common stock is subject to the penny stock regulations and restrictions.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

We believe that our current cash, combined with anticipated revenue collections, will be enough to fund our operations through the third quarter of this year.  We currently do not have any binding commitments for, or readily available sources of additional financing, and we cannot assure you that such funding will be available at all or available on terms acceptable to us. If we are unable to raise additional capital we may be forced to file for bankruptcy.

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

Our dependence upon outside suppliers exposes us to risks, including:

•	the possibility that our suppliers will experience major disruptions in production, which is exacerbated by the fact that we are a major customer of our suppliers;

•	the solvency of our suppliers and the potential that our suppliers will be solely dependent upon us;

•	the potential inability of our suppliers to obtain required components or products;
•	reduced control over pricing, quality and timely delivery, due to the difficulties in switching to alternative suppliers;

•	potential delays and expense of seeking alternative sources of suppliers; and

•	increases in prices of key components.

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

The commercial success of our products will depend upon the adoption of our power inlay technology as a preferred method of applying card enhancements to payment cards. In order to be successful, our products must meet the technical and cost requirements for card enhancements within the payment card industry. Market acceptance will depend on many factors, including:

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

To be successful, we must manufacture, or contract for the manufacture of, our products in compliance with industry standards and on a timely basis. As discussed in the risk factor above, we are working in cooperation with other companies that have specialized technical expertise related to the manufacturing process of our power inlay technology for the InCard DisplayCard. We also currently use a limited number of sources for most of the supplies and services that we use in the manufacturing of our power inlay technology and prototypes. Our manufacturing strategy presents the following risks:

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

As of June 30, 2009, we had 28,495,256 shares of common stock outstanding. On a fully diluted basis, including shares issuable upon exercise of warrants and stock options and convertible debentures, we have 43,950,136 shares outstanding or issuable.  All of these shares can be traded pursuant to a prospectus or via a transaction pursuant to Rule 144 under the Securities Act of 1933.  If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall, which could result in a significant loss on any investment you make in our common stock. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

We may be subject to securities litigation as the price of our common stock has drastically decreased over the past twelve months.

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

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2009, after taking into consideration our outstanding common and preferred shares and our contingently issuable shares, our board of directors will be entitled to issue up to 31,049,864 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

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

Our management has concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on such evaluation which disclosed numerous material weaknesses, our CEO and CFO have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. If we fail to implement new or improved disclosure controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

•
In April 2009 the Company’s board of directors approved stock option awards to two employees aggregating 150,000 shares of common stock, 100,000 options with an exercise price of $0.072 per share and vest over one year and 50,000 options with an exercise price of $0.062 per share and vest over three years. Both options expire after five years.

ITEM 3.                DEFAULT UPON SENIOR SECURITIES

In September 2008, we agreed with certain Debenture holders to defer a portion of the interest payments due October 1, 2008 and January 1, 2009. Such deferral resulted in those payments, plus a ten percent (10%) deferral charge being added to the principal balance of those debentures.    On February 20, 2009, our common shares were delisted from the NASDAQ Capital Market.  As a result of our common shares being delisted, and our inability to make our quarterly interest payments under the debentures, we are in default on our 8% Senior Secured Debentures issued in January and April of 2008.  As a result, investors can call the debentures and demand immediate repayment.  Our inability to repay the outstanding balance may result in the debenture holders exercising their remedies and foreclosing on substantially all of our assets.  In such instance, we could be forced to seek bankruptcy protection or the debenture holders could take our assets as satisfaction of their indebtedness.  In either instance, this will result in a total loss of our common shareholders’ investment.  At present, we are attempting to modify the terms of the debentures and cure such default.  There can be no assurance that we will be able to modify the terms of the debentures, or that if we do, that such modification will allow us to continue operating.

On July 11, 2009, we entered into an Assignment of Debenture and Common Stock Warrant agreement with EMC Corporation and RSA Security Inc., its wholly owned subsidiary (collectively “EMC”).  Pursuant to the terms of the agreement, EMC has agreed to assign and transfer to us approximately $7.1 million of our 8% Senior Secured Convertible Debentures and approximately 1.01 million common stock purchase warrants upon the receipt of certain deliverables and the certification of the content of such deliverables.  The aforementioned deliverables are as follows: (i) pay EMC cash in the amount of $1.00; (ii) return to EMC all intellectual property belonging to EMC that is in our and SmartDisplayer Technology’s possession; (iii) return to EMC certain inventory containing EMC-related materials; (iv) grant to EMC certain audit and confirmation rights as further described in the Agreement; and (v) cancel a pre-existing Supply Agreement between EMC and us.  Additionally, the Agreement provides for the mutual release of all claims, whether known or unknown, between the parties which relate to the securities and the Supply Agreement. As of the date of this filing the aforementioned deliverables and the certification of the content of such deliverables have not been provided

As of the date of this filing, we are negotiating a waiver of this default with the other debenture holders. We have not yet received any waivers.

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

INNOVATIVE CARD TECHNOLOGIES, INC

Dated: August [__], 2009	By:	/S/ Richard Nathan
Richard Nathan Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Innovative Card Technologies, Inc. filed on 5/11/05		10-K	3.01(i)	001-33353	5/15/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Innovative Card Technologies, Inc. filed on 12/21/07		8-K	3.1	001-33353	1/2/08

3.03(ii)	Amended and Restated Bylaws of Innovative Card Technologies, Inc. adopted on May 5, 2005		10-K	3.03(ii)	001-33353	5/15/09

10.01**	2004 Stock Incentive Plan as amended		S-8	10.1	333-137033	3/25/08

10.02	Form of Warrant pursuant to private placement dated October 19, 2005		8-K	4.1	000-51260	10/25/05

10.03	Form of Warrant issued to TR Winston & Company, LLC dated May 30, 2006		8-K	4.1	000-51260	5/31/06

10.04	Form of Securities Purchase Agreement dated May 30, 2006		8-K	10.1	000-51260	5/31/06

10.05	Form of Registration Rights Agreement dated May 30, 2006		8-K	10.2	000-51260	5/31/06

10.06	Licensing Agreement dated September 26, 2006 by and between Innovative Card Technologies, Inc. and NCryptone, SA as license		SB-2	10.35	333-135715	7/12/06

10.07	Licensing Agreement dated September 26, 2006 by and betweenNCryptone, SA as licensor and Innovative Card as license		SB-2	10.36	333-135715	7/12/06

10.08	Form of Indemnification Agreement for Executive Officers and Directors of Innovative Card Technologies, Inc.		8-K	10.1	001-33353	3/23/07

10.09**	2007 Equity Incentive Plan		10-QSB	10.44	001-33353	11/19/07

10.10	Form of Indemnification Agreement entered into between the Company and Messrs. Delcarson and Caporale		8-K	10.1	001-33353	11/29/07

10.11	Form of Securities Purchase Agreement Dated January 8, 2008	8-K	10.1	001-33353	1/9/07

10.12	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008	8-K	10.2	001-33353	1/9/07

10.13	Form of Common Stock Purchase Warranted issued January 8, 2008	8-K	10.3	001-33353	1/9/07

10.14	Form of Registration Rights Agreement dated January 8, 2008	8-K	10.4	001-33353	1/9/07

10.15	Form of Security Agreement dated January 8, 2008	8-K	10.5	001-33353	1/9/07

10.16	Form of Subsidiary Guarantee dated January 8, 2008	8-K	10.6	001-33353	1/9/07

10.17**	Form of Lock-Up Agreement dated January 8, 2008	8-K	10.7	001-33353	1/9/07

10.18**	Executive Employment Agreement of Steven Delcarson	8-K	10.1	001-33353	4/2/08

10.19**	Executive Employment Agreement of Charles Caporale	8-K	10.2	001-33353	4/2/08

10.20	Form of Securities Purchase Agreement Dated April 15, 2008	8-K	10.1	001-33353	4/16/08

10.21	Form of 8% Senior Secured Convertible Debenture issued April 15, 2008	8-K	10.2	001-33353	4/16/08

10.22	Form of Common Stock Purchase Warranted issued April 15, 2008	8-K	10.3	001-33353	4/16/08

10.23	Form of Registration Rights Agreement dated April 15, 2008	8-K	10.4	001-33353	4/16/08

10.24	Form of Security Agreement dated April 15, 2008	8-K	10.5	001-33353	4/16/08

10.25	Form of Subsidiary Guarantee dated April 15, 2008	8-K	10.6	001-33353	4/16/08

10.26	Form of Lock-Up Agreement dated April 15, 2008	8-K	10.7	001-33353	4/16/08

10.27**	Form of Executive Employment Agreement of Vincent M. Schiavo, dated as of May 22, 2008	8-K	10.1	001-33353	5/27/08

10.28**	Employment Agreement of Mr. Richard Nathan dated February 20, 2009	8-K	10.01	001-33353	2/24/09

10.29	Assignment of Debenture and Common Stock Warrants Agreement	8-K	10.01	001-33353	7/17/09

14.01	Code of Ethics	10-KSB	14.0	000-51260	3/20/06

21.1	List of Subsidiaries		SB-2	21.1	333-119814	10/19/04

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.