Form 10-Q
period 2009-09-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2009-11-13
CIK 1300578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009
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

As of November 9, 2009 there were 28,640,920 shares of common stock, $.001 par value, issued and outstanding.

Innovative Card Technologies, Inc.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations (Unaudited) Three months ended September 30, 2009 and 2008 and Nine months ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II -	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders.	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

PART I
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$852,904	$76,645
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $60,000, respectively	365,800	190,767
Prepaids and other current assets	27,906	174,178
Deposits on raw materials held for production	240,787	268,318
Raw materials held for production	264,032	347,529
Work in progress inventory, net of allowance of $115,059 at December 31, 2008	386,979	1,454,940
Finished goods inventory	52,215	-
Total current assets	2,190,623	2,512,377
Property and equipment	121,338	171,722
Deferred debt issuance cost	-	449,052
Deposits	6,220	62,971

Total assets	$2,318,181	$3,196,122

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$1,404,960	$1,281,602
Accounts payable - related parties	-	600,010
Accrued interest	17,471	31,689
Warranty reserve	313,787	198,854
Deferred rent	-	56,929
Deferred revenue	544,054	1,169,957
Note payable	50,000	-
Total current liabilities	2,330,272	3,339,041

8% convertible debentures, net of discount of $1,423,932 and $5,384,054 at September 30, 2009 and December 31, 2008, respectively	4,424,812	3,425,111
Warrant liability	926,386	19,055
Derivative liability	5,077,866	-

Total liabilities	12,759,336	6,783,207

Stockholders' deficit

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 28,495,256 shares issued and outstanding, respectively	28,495	28,495
Additional paid-in capital	30,651,678	33,381,140
Accumulated deficit	(41,121,328)	(36,996,720)
Total deficiency in stockholders' equity	(10,441,155)	(3,587,085)

Total liabilities and deficiency in stockholders' equity	$2,318,181	$3,196,122

The accompanying notes are an integral part of these  unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$1,011,760	$840,098	$2,842,628	$1,857,523
Cost of goods sold	927,015	984,024	2,690,893	2,054,232

Gross profit/margin	84,745	(143,926)	151,735	(196,709)

Operating expenses
Administrative	735,913	1,306,148	1,879,967	4,355,576
Consulting fees	73,286	169,996	118,902	424,521
Professional fees	87,789	189,698	309,759	638,921
Research and development	69,467	98,230	183,315	396,585

Total operating expense	966,455	1,764,072	2,491,943	5,815,603

Loss from operations	(881,710)	(1,907,998)	(2,340,208)	(6,012,312)

Other income (expense)
Change in fair value of warrant and conversion liability	(4,300,534)	841,513	(4,461,202)	2,866,067
Gain on extinguishment of debt	9,520,784	-	9,520,784	-
Other income	616,315	-	616,315	-
Other expense	-	-	-	(120,794)
Interest income	2	2,978	53	26,535
Interest expense	(1,383,750)	(498,336)	(11,980,024)	(1,083,695)

Total other income (expense)	4,452,817	346,155	(6,304,074)	1,688,113

Income (loss) before provision for income taxes	3,571,107	(1,561,843)	(8,644,282)	(4,324,199)

Provision for income taxes	-	-	-	(800)

Net income (loss)	$3,571,107	$(1,561,843)	$(8,644,282)	$(4,324,999)

Basic income (loss) per share	$0.13	$(0.05)	$(0.30)	$(0.15)
Diluted income (loss) per share	$0.12	$(0.05)	$(0.30)	$(0.15)

Weighted average shares outstanding,
Basic	28,495,256	28,495,256	28,495,256	28,471,681
Diluted	29,615,853	28,495,256	28,495,256	28,471,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(8,644,282)	$(4,324,999)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	44,566	530,552
Change in fair value of warrant liability	501,920	(2,866,069)
Change in fair value of conversion liability	3,959,282	-
Amortization of debt discount	7,513,000	609,523
Amortization of deferred debt issuance costs	449,052	51,181
Debt default penalty	2,642,750	-
Stock based compensation expense	430,054	1,334,622
Fees paid with debenture	45,000	-
Noncash gain on extinguishment of debt	(9,580,784)	-
Deposit forfeitures	(616,315)	-
Change in provision for obsolete inventory	238,200	-
(Increase) decrease in accounts receivable	(175,033)	(657,680)
(Increase) decrease in prepaids and other current assets	146,272	41,100
(Increase) decrease in deposits on raw materials held for production	27,531	244,312
(Increase) decrease in raw materials held for production	(22,890)	322,885
(Increase) decrease in work in progress inventory	936,147	(1,674,706)
(Increase) decrease in work in finished goods inventory	(52,215)	-
(Increase) decrease in deposits	56,751	86,803
Increase (decrease) in accounts payable and accrued expenses	129,176	(2,034,634)
Increase (decrease) in accounts payable - related parties	-	(61,889)
Increase (decrease) in accrued interest	1,380,334	-
Increase (decrease) in warranty reserve	114,933	136,776
Increase (decrease) in deferred rent	(56,929)	-
Increase (decrease) in deferred revenue	132,418	137,909

Net cash used in operating activities	(401,062)	(8,124,314)

Cash flows from investing activities:

Purchase of property and equipment	-	(36,942)

Net cash used in investing activities	-	(36,942)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible debentures	1,127,321	8,500,000
Proceeds from note	100,000	-
Repayment of note	(50,000)	-
Payments on debt issuance cost	-	(527,500)
Proceeds from exercise of options/warrants	-	50,000

Net cash provided by financing activities	1,177,321	8,022,500

Net increase (decrease) in cash and cash equivalents	776,259	(138,756)
Cash and cash equivalents, beginning of period	76,645	339,600
Cash and cash equivalents, end of period	$852,904	$200,844

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$2,705	$222,000

Non-Cash Financial Activity:
Debt discount attributable to beneficial conversion feature	$-	$3,237,953
Debt discount attributable to warrants	-	3,087,307
Value of warrants issued as non-employee compensation included in prepaid expenses and other current assets	-	254,580
Warrant liability for warrants issued with debentures	639,522	-
Warrants issued with debentures	33,756	-
Derivative conversion feature liability of convertible debt	1,373,964	-
Liabilities settled with debentures and warrants	672,243	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

COMPANY OVERVIEW

The Company develops and markets secure powered cards for payment, identification, physical and logical access applications. Our main focus is on developing One-Time-Password (“OTP”) solutions.  An OTP is a password that is only valid for a single login session or transaction. OTPs avoid a number of shortcomings that are associated with traditional (static) passwords. The most important shortcoming that is addressed by OTPs is that, in contrast to static passwords, they are not vulnerable to replay attacks. This means that, if a potential intruder manages to record an OTP that was already used to log into a service or to conduct a transaction, he will not be able to abuse it since it will be no longer valid.

Currently, our main OTP product is the ICT DisplayCard.  The ICT DisplayCard integrates the security of an OTP token directly into a card the size of a standard credit or debit card. A token is a portable physical device, typically in a key-fob form factor, that generates the OTP (also referred to as a one-time passcode).  At the push of a button, the ICT DisplayCard displays, a one-time passcode. During a transaction, this number is entered into a user interface with other information (such as the user’s static PIN and login name). This information is relayed to a backend system for multi-factor authentication. InCard does not provide the backend authentication server, but rather will integrate the ICT DisplayCard into authentication systems provided by other companies including distributors and other resellers of the ICT DisplayCard. The ICT DisplayCard’s authentication works like tokens issued by VASCO, RSA, and ActivIdentity, but in a more convenient, wallet-sized card.

Our primary focus is and will continue to be the further development, sales and marketing of OTP solutions.  We anticipate we will expand our current ICT DisplayCard product offering with other innovative OTP products.  Since 2002, we have continued to develop our power inlay technology that is the basis of our ICT DisplayCard.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying condensed consolidated financial statements of Innovative Card Technologies, Inc. (“ICTI”) include the amounts of its wholly-owned subsidiary, PSA Co. (“PSAC”) which was incorporated in the State of Delaware on August 27, 2003.

The Company has a history of recurring losses from operations and has an accumulated deficit of $41,121,328 as of September 30, 2009. We incurred net losses of $8,929,537 for the twelve months ending December 31, 2008. During the nine months ending September 30, 2009, we incurred additional net losses of $8,644,282.  Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until the second quarter of 2010. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at September 30, 2009.

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

As of October 31, 2009 the Company has approximately $678,000 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will last through the first quarter of 2010.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC.

The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Innovative Card Technologies and its wholly owned subsidiary, PSA Co. All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue is not recognized on product sales transacted on a test or pilot basis. Instead, receipts from these types of transactions offset marketing expenses. Revenue from royalties is recognized with the passage of time in accordance with the underlying agreement.

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

MAJOR CUSTOMERS

Two customers accounted for 100% and 97% of the Company’s revenues for the three and nine months ended September 30, 2009, respectively, and two customers accounted for 73% and 75% of the Company’s revenue for the three and nine months ended September 30, 2008, respectively.

One customer accounted for 93% of our accounts receivable at September 30, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of financial instruments

In April 2009, we adopted accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

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

Fair value measurements

Effective November 1, 2008, we adopted new accounting guidance pursuant to ASC 820 which established a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by previous guidance. Effective January 1, 2009, the Company adopted the provisions of new accounting guidance that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. Effective April 1, 2009, the Company adopted new accounting guidance which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. The adoptions of the provisions of ASC 820 did not have a material impact on our financial position or results of operations.

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	852,904			852,904
Derivative liabilities			(6,173,909)	(6,173,909)

LOSS PER SHARE

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Common equivalent shares are excluded from the computation of diluted loss per share if their effect would be anti-dilutive. There were 32,977,307 common share equivalents at September 30, 2009 and 13,934,756 at September 30, 2008. Common equivalent shares were excluded from the calculation of diluted loss per share for the three month period ended September 30, 2008 and for the nine month periods ended September 30, 2009 and 2008 as their inclusion would reduce diluted loss per share for those periods.

For the three month period ended September 30, 2009, diluted weighted average shares used in the calculation of diluted earnings per share total 29,615,853. This amount consists of weighted average shares outstanding of 28,495,256 plus 1,120,597 dilutive potential common shares.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

WARRANTY RESERVE

The Company generally warrants its products against defects over a period of one to three years. An accrual for estimated future costs relating to products returned under warrants is recorded as a charge to cost of sales when products are shipped. The accrual is based on a percentage of sales. This percentage was 10% through March 31, 2009, 5% for the second quarter of 2009 and 3% effective July 1, 2009 (the changes in estimate based on historical trends). Activity in the accrued warranty reserve liability for the three and nine month periods ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$288,666	$108,806	$198,854	$27,816
Charged to cost of sales	25,121	75,745	118,282	160,335
Deductions	-	(19,959)	(3,349)	(23,559)

Balance at end of period	$313,787	$164,592	$313,787	$164,592

STOCK BASED COMPENSATION

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

INCOME TAXES

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company adopted new accounting guidance effective January 1, 2007. As a result of the implementation of this new guidance, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. As a result of this review, the Company concluded that at this time there are no uncertain tax positions that would result in tax liability to the Company. There was no cumulative effect on retained earnings as a result of applying the provisions of this guidance.

CHANGE IN ACCOUNTING PRINCIPLE

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our convertible debentures will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $6,061, an increase in the unamortized discount related to our convertible debentures of $1,287,781, a decrease in additional paid-in capital of $3,237,954 related to the decrease in beneficial conversion feature attributable to the debentures, and a $4,519,674 net decrease in accumulated deficit, comprised of a credit to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009 of $5,235,242 partially offset by a charge of $715,568 for additional expense for amortization of debt discount.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

In September 2006, the FASB issued new accounting guidance which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. In February 2008, FASB issued additional guidance which delayed the effective date of previous guidance to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the guidance for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the guidance will have on our consolidated financial statements. The adoption of the guidance for our financial assets and liabilities did not have an impact on our consolidated financial position or operating results.

In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of this guidance had no impact to the Company’s consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued new accounting guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance had no impact to the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged. The adoption of this guidance had no impact to the Company’s consolidated financial position, results of operations, or cash flows.

In April 2008, the FASB issued new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued new accounting guidance which requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether impairments in debt securities are other than temporary, and which modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting which provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - INCOME TAXES

Our effective tax rate was estimated at 0% for the three and nine months ended September 30, 2009 and 2008.

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

In July 2009 the Company’s board of directors approved stock option awards to its directors aggregating 825,000 shares of common stock with an exercise price of $0.18 per share. These options vest quarterly over one year. All options expire after ten years. The options had an aggregate grant date fair value of $55,146.

In July 2009 the Company’s board of directors approved stock option awards to employees aggregating 907,000 shares of common stock with an exercise price of $0.18 per share. These options vest one third on the one year anniversary of the grant and the remaining two thirds vest quarterly over the following two years. Of these options, 525,000 expire after ten years and 382,000 expire after five years. The options had an aggregate grant date fair value of $95,040.

In July 2009 the Company’s board of directors approved stock option awards to consultants aggregating 190,000 shares of common stock with an exercise price of $0.18 per share. These options vest one third on the one year anniversary of the grant and the remaining two thirds vest quarterly over the following two years. All options expire after five years. The options will be valued as they vest, with estimated compensation cost recorded between vesting periods.

The Company recorded $430,054 and $1,334,622 of compensation expense for employee and consultant stock options during the nine months ending September 30, 2009 and 2008, respectively, and recorded $134,096 and $419,665 of compensation expense for employee and consultant stock options during the three months ending September 30, 2009 and 2008, respectively, which is included in the administrative expense category.

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

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our convertible debentures will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $6,061. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 101%; and (4) an expected life of the conversion feature of 2 years. At January 1, 2009 the Company has also recorded an additional discount related to the debentures of $1,287,781 as a result of the implementation of EITF 07-05.

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

At September 30, 2009 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at September 30, 2009 (prior to the debt extinguishment transactions described below) is $363,477. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the conversion feature of 1.4 years.

We recorded charges of $288,088 and $357,416 during the three and nine months ended September 30, 2009, respectively, related to the change in fair value of the conversion feature during those periods.

The Company is accounting for the warrants, issued in connection with the debentures as derivative liabilities in accordance with ASC 815. At September 30, 2009, the warrant liability was valued at $347,010 (prior to the debt extinguishment transactions described below). The Company recorded charges of $236,615 and $327,955 during the three and nine months ended September 30, 2009, respectively, related to the change in fair value of the warrant liability during those periods. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the warrants of 3.6 years. The Company recorded gains of $841,513 and $2,866,067 during the three and nine months ended September 30, 2008, respectively, related to the change in fair value of the warrant liability during those periods.

2009 Debenture Transactions

Assignment of Debenture and Common Stock Warrant agreement

On July 11, 2009, we entered into an Assignment of Debenture and Common Stock Warrant agreement with EMC Corporation and RSA Security Inc., its wholly owned subsidiary (collectively “EMC”).  Pursuant to the terms of the agreement, EMC has agreed to assign and transfer to us approximately $7.1 million of our 8% Senior Secured Convertible Debentures and approximately 1.01 million common stock purchase warrants upon the receipt of certain deliverables and the certification of the content of such deliverables.  The aforementioned deliverables are as follows: (i) pay EMC cash in the amount of $1.00; (ii) return to EMC all intellectual property belonging to EMC that is in our and SmartDisplayer Technology’s possession; (iii) return to EMC certain inventory containing EMC-related materials; (iv) grant to EMC certain audit and confirmation rights as further described in the Agreement; and (v) cancel a pre-existing Supply Agreement between EMC and us.  Additionally, the Agreement provides for the mutual release of all claims, whether known or unknown, between the parties which relate to the securities and the Supply Agreement. On September 29, 2009 we were notified by EMC Corporation that we had fulfilled all of our obligations and conditions under the Assignment.  As a result, approximately $7,600,000 (which includes interest, penalties and all other costs, expenses and charges associated therewith) of the Company’s 8% Senior Secured Convertible Debentures along with 1,008,064 common stock purchase warrants were assigned back to the Company and retired.  Also, the conversion feature subject to derivative accounting related to these debentures in the amount of approximately $240,000 and the warrant liability related to these warrants of approximately $211,000 have been cancelled. We have made a payment of $60,000 pursuant to the agreement; have been released from our obligation pursuant to a deposit received from RSA Security, Inc. in the amount of $142,006; and all parties have been mutually released from all claims. We have recorded a gain on extinguishment of debt of approximately $8,115,000 as a result of the above transactions.

On September 30, 2009, the Company also entered into a series of transactions with the holders of the remaining Debentures (“Holders”) and certain creditors as described below.

Waiver, Amendment and Exchange Agreement

Pursuant to the terms of the Waiver, Amendment and Exchange Agreement, the holders agreed to waive all existing events of default under the Debentures and to waive any late fees, increased interest and liquidated damages that accrued prior through September 30, 2009. Such amounts aggregated approximately $1,405,000 at September 30, 2009.

The Company also agreed to issue to each of the holders, in exchange for their debentures and warrants, amended and exchanged original issuance discount debentures (“Amended Debenture”), with a principal amount equal to each Holder’s current Debenture plus interest through April 2, 2010 (for an aggregate face amount of $3,975,975) and amended and exchanged warrants (“Amended Warrant”) in an amount equal to each Holders current Warrant (for an aggregate of 700,000 warrants).  Each Amended Debenture (i) bears interest at 8% per year commencing on April 1, 2010, paid quarterly, commencing July 1, 2010, in cash or, subject to certain conditions, registered shares of our common stock; (ii) has a maturity of January 8, 2011, (iii) is convertible at the holders’ option into shares of our common stock at either $1.00 per share (for $686,502 of Debentures) or $0.25 per share (for $3,289,473 of Debentures), (iv) is secured by all of our and our subsidiaries’ assets, including inventory, receivables, unencumbered equipment and intellectual property, and (v) has a forced conversion feature which allows us to force the conversion of the Amended Debenture if our common stock trades above $1.00 for 10 consecutive trading days.  Such a forced conversion may be limited by contractual restrictions on the amount of our common stock which the holder may own and certain other conditions.  Each Amended Warrant has a term of 5 years from the initial issuance date which is January 8, 2008 and an exercise price of $0.25 per share. The original issue discount of $144,649 will be amortized over the period October 1, 2009 to April 2, 2010.

Both the conversion price of the $3,289,473 Amended Debentures initially convertible at $0.25 per share and the exercise price of 580,000 of the Amended Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants.  For the Debentures and Warrants for which price protection have been removed, the related conversion liability of $21,324 and related warrant liability of $23,358 at September 30, 2009 have been reclassified to additional paid-in capital.

At September 30, 2009 we recalculated the fair value of the re-priced conversion feature of the Amended Debentures with price protection subject to derivative accounting and have determined that the fair value at September 30, 2009 is $3,703,903. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the conversion feature of 1.25 years. We recorded a charge of $3,601,866 at September 30, 2009 related to the change in fair value of the conversion feature of the repriced debentures.

At September 30, 2009, we recalculated the fair value of the re-priced warrant liability for the warrants with price protection and have determined that the fair value at September 30, 2009 is $163,268. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the warrants of 1.25 years. We recorded a charge of $50,370 at September 30, 2009 related to the change in fair value of the re-priced warrant liability.

We have recorded a gain on extinguishment of debt of approximately $1,405,000 as a result of the above transactions.

Debt Settlement

In addition to the exchange of the Debentures and Warrants, we also settled certain outstanding obligations owed to creditors of the Company in an aggregate amount of $672,243 in exchange for Amended Debentures in the amount of $699,354 and Amended Warrants to purchase 135,533 shares of common stock. The Debentures are convertible at the holders’ option into shares of our common stock at either $1.00 per share (for $652,539 of Debentures) or $0.25 per share (for $46,815 of Debentures).  The original issue discount of $27,111 will be amortized over the period October 1, 2009 to April 2, 2010.

Both the conversion price of the $46,815 Amended Debentures initially convertible at $0.25 per share and the exercise price of 9,073 of the Amended Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants.

At September 30, 2009 we calculated the fair value of the conversion feature of the Amended Debentures with price protection subject to derivative accounting and have determined that the fair value at September 30, 2009 is $52,713. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the conversion feature of 1.25 years. We recorded a discount of $52,713 at September 30, 2009 related to the fair value of the conversion feature of the debentures, of which $10,267 has been immediately charged to expense. The remaining discount of $42,446 will be amortized to the date of maturity, January 8, 2011.

At September 30, 2009, we calculated the fair value of the warrant liability for the warrants with price protection and have determined that the fair value at September 30, 2009 is $2,554. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the warrants of 1.25 years. We recorded a discount of $2,554 at September 30, 2009 related to the fair value of the warrant liability. The discount will be amortized to the date of maturity, January 8, 2011.

At September 30, 2009, we calculated the relative fair value of the warrants without price protection and have determined that the relative fair value at September 30, 2009 is $33,756. The relative fair value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the warrants of 1.25 years. We recorded a discount of $33,756 at September 30, 2009 related to the relative fair value of the warrants. The discount will be amortized to the date of maturity, January 8, 2011.

Debenture & Warrant Purchase Agreement

Pursuant to the terms of a Debenture and Warrant Purchase Agreement, the Company issued an additional $1,173,416 face value of its Amended Debentures (convertible into 4,693,664 common shares) and 2,254,642 Amended Warrants.  We received cash proceeds of $1,127,321. The Amended Debentures and Warrants issued to these investors have a conversion price and exercise price of $0.25 and $0.25, respectively. Both the conversion price of the Amended Debentures and the exercise price of the Amended Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants. The original issue discount of $46,095 will be amortized over the period October 1, 2009 to April 2, 2010.

At September 30, 2009 we calculated the fair value of the conversion feature of the Amended Debentures subject to derivative accounting and have determined that the fair value at September 30, 2009 is $1,321,251. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the conversion feature of 1.25 years. We recorded a discount of $1,321,251 at September 30, 2009 related to the fair value of the conversion feature of the debentures, of which $828,604 has been immediately charged to expense. The remaining discount of $492,647 will be amortized to the date of maturity, January 8, 2011.

At September 30, 2009, we calculated the fair value of the warrant liability for the warrants with price protection and have determined that the fair value at September 30, 2009 is $634,674. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the warrants of 1.25 years. We recorded a discount of $634,674 at September 30, 2009 related to the fair value of the warrant liability. The discount will be amortized to the date of maturity, January 8, 2011.

NOTE 6 – NOTE PAYABLE

On September 9, 2009 we executed a promissory note in the amount of $100,000. The full amount of principal and accrued but unpaid interest under this note is due on the earlier of: (i) October 31, 2009; or (ii) the date on which we complete the restructuring of our 8% Senior Secured Convertible Debentures described above. We repaid $50,000 on September 30, 2009 and $50,000 on October 1, 2009. As a result of these repayments, no interest was payable on the note.

The holder of the note also received a warrant to purchase 40,000 shares of our common stock at an exercise price of $2.50 per share. The warrant has a term of 5 years. The warrant is subject to “full-ratchet” price protection in the event of stock issuances below its exercise price, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants. At September 9, 2009, we calculated the fair value of the warrant liability for the warrant and have determined that the fair value at September 9, 2009 is $2,294. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the warrant of 2 years. We recorded a discount of $2,294 at September 9, 2009 related to the fair value of the warrant liability and this discount has been fully expensed at September 30, 2009.

As a result of the restructuring of our 8% Senior Secured Convertible Debentures described above, the warrant was increased to 400,000 shares and the exercise price was reduced to $0.25 per share. At September 30, 2009, we recalculated the fair value of the re-priced warrant liability and have determined that the fair value at September 30, 2009 is $125,889. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the warrants of 2 years. We recorded a charge of $123,595 at September 30, 2009 related to the change in fair value of the re-priced warrant liability.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The date through which the Company has evaluated subsequent events is November 13, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the ”Risk Factors” section, the consolidated financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “InCard” “Innovative Card” and “Registrant” refer to Innovative Card Technologies, Inc. and our subsidiaries.  Also, any reference to “common shares” or “common stock” refers to our $.001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (September 30, 2009), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles (“GAAP”). Our financials and results of operation for the three and nine month periods ended September 30, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2009. The interim financial statements presented in this Quarterly Report as well as other information contained herein should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements (other than statements of historical fact), regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as  “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”   and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

When reading any forward-looking statement, you should remain mindful that actual results or developments may vary substantially from those expressed or implied by such statement for a number of reasons or factors.  Each forward-looking statement should be read in context with the various other disclosures concerning our company and our business made elsewhere in this Quarterly Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement. We are not obligated to update or revise any forward-looking statements contained in this Quarterly Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes in order to assist the reader in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the: (i) 3 months ended September 30, 2009 and 2008; and (ii) 9 months ended September 30, 2009 and 2008.

•
Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including recent developments and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing (see also “Risk Factors” in Part II, Item 1A of this Report).

Overview

We develop and market secure products for payment, identification, physical and logical access applications. Our main focus is on developing One-Time-Password (“OTP”) solutions.  An OTP is a password that is only valid for a single login session or transaction. OTPs avoid a number of shortcomings that are associated with traditional (static) passwords. The most important shortcoming that is addressed by OTPs is that, in contrast to static passwords, they are not vulnerable to replay attacks. This means that, if a potential intruder manages to record an OTP that was already used to log into a service or to conduct a transaction, he will not be able to abuse it since it will be no longer valid.

Currently, our main OTP product is the ICT DisplayCard.  The ICT DisplayCard integrates the security of an OTP token directly into a card the size of a standard credit or debit card. A token is a portable physical device, typically in a key-fob form factor, that generates the OTP (also referred to as a one-time passcode).  At the push of a button, the ICT DisplayCard displays, a one-time passcode. During a transaction, this number is entered into a user interface with other information (such as the user’s static PIN and login name). This information is relayed to a backend system for multi-factor authentication. InCard does not provide the backend authentication server, but rather will integrate the ICT DisplayCard into authentication systems provided by other companies including distributors and other resellers of the ICT DisplayCard. The ICT DisplayCard’s authentication works like tokens issued by VASCO, RSA, and ActivIdentity, but in a more convenient, wallet-sized card.

Our primary focus is and will continue to be the further development, sales and marketing of OTP solutions.  We anticipate we will expand our current ICT DisplayCard product offering with other innovative OTP products.  Since 2002, we have continued to develop our power inlay technology that is the basis of our ICT DisplayCard.  To date we have devoted a majority of our efforts to developing our ICT DisplayCard and accompanying technology, initiating marketing and raising capital to fund our business. We have generated limited revenues.

Since inception, we have been unprofitable. We incurred net losses of $8,929,537 and $14,333,622 for the twelve months ending December 31, 2008 and 2007, respectively. During the nine months ended September 30, 2009, we incurred additional net losses of $8,644,282. As of September 30, 2009, we had an accumulated deficit of $41,121,328. Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until the second quarter of 2010. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at September 30, 2009.

Our continued existence is dependent upon our ability to generate sales from our OTP products or, if we are unable to do so in sufficient quantity to cover our expenses, to obtain additional financing. In 2008, we made our first significant sale of ICT DisplayCards; however we anticipate that we will continue to incur net losses due to our costs exceeding our revenues.  Management cannot yet predict when we will achieve an operating profit or net income.  Our capital requirements for the next 12 months consist of the research and development of new OTP products, the acquisition of inventory, retention and hiring of key personnel, and implementation of a sales force for our products. These expenditures are anticipated to be significant. To date, our operations have been funded primarily through equity and debt financings.

We believe that our current cash, combined with anticipated revenue collections, will be adequate to fund our operations through the first quarter of 2010. If we are unable to raise additional capital or make significant sales by that date, we may be forced to curtail our operations or seek bankruptcy protection. We anticipate that we will not be able to generate sales of the ICT DisplayCard and newly introduced OTP products in quantities that will sustain a positive cash flow until the second quarter of 2010.

 Our backlog, which consists of orders received but not yet shipped, totaled approximately $1.2 million at October 31, 2009, approximately 85% of which we expect to deliver in 2009.

On January 13, 2009 we disclosed that we received a purchase order in the amount of $3,737,988. Subsequently, we disclosed that our customer intended to delay the delivery of approximately 60% of the order.  During October of 2009, the customer has informed us of its intent to cancel the unshipped balance of the order, notwithstanding the fact that the order is non-cancellable.  Prior to receiving our customer’s notification, we fulfilled approximately $1,320,000 worth of product deliveries under the order.

Critical Accounting Policies

Our MD&A is based on our consolidated financial statements, which have been prepared in accordance GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

Revenue recognition.

We recognize revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. Revenue is not recognized on product sales transacted on a test or pilot basis. Instead, receipts from these types of transactions offset marketing expenses. Revenue from royalties is recognized with the passage of time in accordance with the underlying agreement. We recognize certain long-term contracts using the completed-contract method in accordance with ASC 605.

We have generated revenue from three sources: sale of the InCard DisplayCard, licensing of the LensCard to various credit card issuers and selling the LightCard to a credit card issuer. The LensCard is composed of a credit card with a small magnifying lens embedded into the card. The LightCard is composed of a credit card that when a button is pressed a small LED light is activated. We sell time-based licenses to various credit card issuers for the LensCard. We recognize royalties attributable to these time-based licenses as they are sold to the credit card issuers’ customers. Royalty revenue is recognized when each LensCard is sold by an issuer.

We anticipate that the majority of our revenues in the coming year will come from the InCard DisplayCard and newly introduced OTP products. We intend to sell these items through resellers. We do not recognize revenue when we sell the InCard DisplayCard in small quantities under a test or pilot program. Cash receipts from these transactions are used to offset marketing expenses.

The revenue generated from the LensCard and LightCard is negligible, and we expect that the sales of these products will have an immaterial impact on our results of operations.

Deferred revenue is recorded when the payments from a reseller are received by us prior to the sale of an InCard DisplayCard to the resellers’ customer.

Accounts receivable allowances.

Our sales to date have been to large credit card issuers and we have been successful in collecting for products and services. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At September 30, 2009, based on our review of customer activity, we recorded an allowance for doubtful accounts of $60,000.

Warranty expense.

We estimate the cost associated with meeting our warranty obligations for the sale of our products. The initial estimate and changes to the estimate are charged to cost of goods sold at the time of sale of the product. Effective April 1, 2009 we reduced our estimate for warranty reserves for the second and third quarters, on a prospective basis, based on historical experience.

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

Valuation of Long-Lived Assets.

We assess the impairment of identifiable long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend. We assess the carrying value of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment". We have not recorded any impairment of long-lived assets.

Stock Based Compensation.

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Income Taxes

We utilize ASC Topic 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

We adopted new accounting guidance effective January 1, 2007. As a result of the implementation of this new guidance, we made a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. As a result of this review, we concluded that at this time there are no uncertain tax positions that would result in tax liability to the Company. There was no cumulative effect on retained earnings as a result of applying the provisions of this guidance.

Change in Accounting Principle

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our convertible debentures will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the conversion feature of $6,061, an increase in the unamortized discount related to our convertible debentures of $1,287,781, a decrease in additional paid-in capital of $3,237,954 related to the decrease in beneficial conversion feature attributable to the debentures, and a $4,519,674 net decrease in accumulated deficit, comprised of a credit to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009 of $5,235,242 partially offset by a charge of $715,568 for additional expense for amortization of debt discount.

Recently Issued Accounting Pronouncements

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

In September 2006, the FASB issued new accounting guidance which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. In February 2008, FASB issued additional guidance which delayed the effective date of previous guidance to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the guidance for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the guidance will have on our consolidated financial statements. The adoption of the guidance for our financial assets and liabilities did not have an impact on our consolidated financial position or operating results.

In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of this guidance had no impact to the Company’s consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued new accounting guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance had no impact to the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged. The adoption of this guidance had no impact to the Company’s consolidated financial position, results of operations, or cash flows.

In April 2008, the FASB issued new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued new accounting guidance which requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether impairments in debt securities are other than temporary, and which modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting which provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position , results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Results for the 3 months ended September 30, 2009 compared to 2008

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events.

Revenue

Revenue for the three months ended September 30, 2009 and 2008 was $1,011,760 and $840,098, respectively.

	Three Months Ended September 30,
	2009	2008

Revenue	$1,011,760	$840,098

The increase of $171,662, or 20%, for the three months ended September 30, 2009 as compared to the same period of 2008 was attributed to increased sales of the InCard DisplayCard, primarily from the partial fulfillment of our 2009 $3.7 million purchase order. During October of 2009, the customer has informed us of its intent to cancel the unshipped balance of the order, notwithstanding the fact that the order is non-cancellable.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2009 and 2008, was $927,015 and $984,024, respectively.

	Three Months Ended September 30,
	2009	2008

Cost of Goods Sold	$927,015	$984,024

Cost of goods sold consists of costs to manufacture, inventory write-offs and reserve adjustments and warranty expense. The decrease of $57,009, or 6%, for the three months ended September 30, 2009 as compared to the same period of 2008 was attributed to an increase of $80,015 for costs to manufacture, offset by decreases of $86,399 for inventory write-offs and reserve adjustments and $50,625 for warranty expense. The increase in cost to manufacture results primarily from the increase in revenue during the 2009 period.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 and 2008, consist of the following:

	Three Months Ended September 30,
	2009	2008

Operating expenses
Administrative	$735,913	$1,306,148
Consulting Fees	73,286	169,996
Professional Fees	87,789	189,698
Research and Development	69,467	98,230
Total expense	$966,455	$1,764,072

Administrative Expenses

Administrative expenses totaled $735,913 for the three months ended September 30, 2009 compared to $1,306,148 for the same period of 2008.  The decrease of $570,235 or 44% for the three months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to a decrease in share based compensation of $151,093 (resulting from a decrease in issued and outstanding equity awards) and reductions in salaries of $82,539, marketing and investor relations of $16,295, travel of $34,781, depreciation and amortization expense of $163,434 and reduction in other expenses, resulting from managements cost cutting measures. Administrative expenses consist of travel, marketing, compensation, administrative fees, and depreciation and amortization expense.

Consulting Fees

Consulting fees totaled $73,286 for the three months ended September 30, 2009 compared to $169,996 for the same period of 2008.  The decrease of $96,710 or 57% for the three months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to the use of fewer consultants in the current period. Consulting fee expense consists of payments made to independent contractors that provided services to us.

Professional Fees

Professional Fees totaled $87,789 for the three months ended September 30, 2009 compared to $189,698 for the same period of 2008.  The decrease of $101,909 or 54% for the three months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to decreased activity and lower cost of professional fees. Legal fees decreased by $20,000 and accounting fees decreased by $81,909. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research  and Development

Research and development expenses totaled $69,467 for the three months ended September 30, 2009 compared to $98,230 for the same period of 2008.  The decrease of $28,763 or 29% for the three months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to reduced consulting costs. Research and development expense consists of costs relating to further development of our OTP solutions and products.

Other Income (Expense)

Other income totaled $4,452,817 for the three months ended September 30, 2009 compared to $346,155 for the same period of 2008.

	Three Months Ended September 30,
	2009	2008
Other income (expense):
Change in fair value of warrant and conversion liability	$(4,300,534)	$841,513
Gain on extinguishment of debt	9,520,784	-
Other income	616,315	-
Interest income	2	2,978
Interest expense	(1,383,750)	(498,336)
Total nonoperating income	$4,452,817	$346,155

Change in fair value of warrants and conversion liability

The change in the fair value of our warrant and conversion liabilities resulted primarily from the changes in our stock price, the conversion and exercise prices of the instruments and the volatility of our common stock during the reported periods. We had no warrant liability at January 1, 2008.  Refer to Note 5 to the financial statements for further discussion on our warrant liability  and the related 8% senior secured convertible debentures.

The securities were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The securities do not qualify for hedge accounting, and as such, all future changes in the fair value of these securities will be recognized currently in earnings until such time as the securities are exercised or expire.

Gain on extinguishment of debt

We have recorded an aggregate of $9,520,784 of gains on extinguishment of debt resulting from the cancellation or restructuring of our 2008 convertible debentures and the related common stock purchase warrants. Refer to Note 5 to the financial statements for further discussion on the cancellation and restructuring.

Other Income

Other income consists of customer deposit forfeitures.

Interest Income

The decrease in interest income is primarily attributable to a decrease in balances in interest bearing accounts.

Interest expense

Interest expense totaled $1,383,750 for the three months ended September 30, 2009 compared to $498,336 for the same period of 2008.  Interest expense for the three months ended September 30, 2009 consists of interest accrued on our convertible debentures of $519,572, discount on debt of $841,165 and other interest of $23,013. Interest expense for the three months ended September 30, 2008 consists of interest accrued on our convertible debentures of $170,000, other interest of $9,540, amortization of debt discount of $294,695 and amortization of debt issue costs of $24,101.

As a result of the default on our debentures, the interest rate was increased from 8% to 18% effective February 20, 2009 and the maturity date of the debentures was accelerated. The Company fully amortized the remaining discount and deferred debt issue costs during the quarter ended March 31, 2009.

Results for the 9 months ended September 30, 2009 compared to 2008

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future due to the occurrence of material recurring and nonrecurring events..

Revenue

Revenue for the nine months ended September 30, 2009 and 2008 was $2,842,628 and $1,857,523, respectively.

	Nine Months Ended September 30,
	2009	2008

Revenue	$2,842,628	$1,857,523

The increase of $985,105, or 53%, for the nine months ended September 30, 2009 as compared to the same period of 2008 was attributable to increased sales of the InCard DisplayCard, primarily from the partial fulfillment of our 2009 $3.7 million purchase order, although sales to other customers increased by approximately $436,000 in 2009 as compared to 2008. During October of 2009, the customer has informed us of its intent to cancel the unshipped balance of the order, notwithstanding the fact that the order is non-cancellable.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2009 and 2008, was $2,690,893 and $2,054,232, respectively.

	Nine Months Ended September 30,
	2009	2008

Cost of Goods Sold	$2,690,893	$2,054,232

Cost of goods sold consists of costs to manufacture, inventory write-offs and reserve adjustments and warranty expense. The increase of $636,661, or 31%, for the nine months ended September 30, 2009 as compared to the same period of 2008 was attributed to an increase of $730,466 for costs to manufacture, partially offset by decreases of $51,679 for inventory write-offs and reserve adjustments and $42,126 for warranty expense. The increase in cost to manufacture results primarily from the increase in revenue during the 2009 period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 and 2008, consist of the following:

	Nine Months Ended September 30,
	2009	2008

Operating expenses
Administrative	$1,879,967	$4,355,576
Consulting Fees	118,902	424,521
Professional Fees	309,759	638,921
Research and Development	183,315	396,585
Total expense	$2,491,943	$5,815,603

Administrative Expenses

Administrative expenses totaled $1,879,967 for the nine months ended September 30, 2009 compared to $4,355,576 for the same period of 2008.  The decrease of $2,475,609 or 57% for the nine months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to a decrease in share based compensation of $904,568 (resulting from a decrease in issued and outstanding equity awards) and reductions in salaries of $492,861, marketing and investor relations of $133,623, travel of $91,720, and depreciation and amortization expense of $485,987. Administrative expenses consist of travel, marketing, compensation, administrative fees, and depreciation and amortization expense.

Consulting Fees

Consulting fees totaled $118,902 for the nine months ended September 30, 2009 compared to $424,521 for the same period of 2008.  The decrease of $305,619 or 72% for the nine months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to the use of fewer consultants in the current period. Consulting fee expense consists of payments made to independent contractors that provided services to us.

Professional Fees

Professional Fees totaled $309,759 for the nine months ended September 30, 2009 compared to $638,921 for the same period of 2008.  The decrease of $329,162 or 52% for the nine months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to decreased activity and lower cost of professional fees. Legal fees decreased by $305,423 and accounting fees decreased by $23,739. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research and Development

Research and development expenses totaled $183,315 for the nine months ended September 30, 2009 compared to $396,585 for the same period of 2008.  The decrease of $213,270 or 54% for the nine months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to reduced consulting costs. Research and development expense consists of costs relating to further development of our OTP products and solutions.

Other Income (Expense)

Other expense totaled $6,304,074 for the nine months ended September 30, 2009. We reported net other income of $1,688,113 for the nine months ended September 30, 2008.

	Nine Months Ended June 30,
	2009	2008

Other income (expense):
Change in fair value of warrant and conversion liability	$(4,461,202)	$2,866,067
Gain on extinguishment of debt	9,520,784	-
Other income	616,315	-
Other expense	-	(120,794)
Interest income	53	26,535
Interest expense	(11,980,024)	(1,083,695)
Total nonoperating income	$(6,304,074)	$1,688,113

Change in fair value of warrants and conversion liability

The change in the fair value of our warrant and conversion liabilities resulted primarily from the changes in our stock price, the conversion and exercise prices of the instruments and the volatility of our common stock during the reported periods. We had no warrant liability at January 1, 2008.  Refer to Note 5 to the financial statements for further discussion on our warrant liability  and the related 8% senior secured convertible debentures.

The securities were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The securities do not qualify for hedge accounting, and as such, all future changes in the fair value of these securities will be recognized currently in earnings until such time as the securities are exercised or expire.

Gain on extinguishment of debt

We have recorded an aggregate of $9,520,784 of gains on extinguishment of debt resulting from the cancellation or restructuring of our 2008 convertible debentures and the related common stock purchase warrants. Refer to Note 5 to the financial statements for further discussion on the cancellation and restructuring.

Other Income

Other income consists of customer deposit forfeitures.

Other Expense

Other expense for the nine months ended September 30, 2008 consists of a loss recognized on a sublease.

Interest Income

The decrease in interest income is primarily attributable to a decrease in balances in interest bearing accounts.

Interest expense

Interest expense totaled $11,980,024 for the nine months ended September 30, 2009 compared to $1,083,695 for the same period of 2008.  Interest expense for the nine months ended September 30, 2009 consists of interest accrued on our convertible debentures of $1,337,356, other interest of $37,866, amortization of debt discount of $7,513,000, amortization of debt issue costs of $449,052 and a charge of $2,642,750 for the 30% increase in the principal amount of our convertible debentures as a result of the default described in Note 5 to the financial statements. Interest expense for the nine months ended September 30, 2008 consists of interest accrued on our convertible debentures of $403,910, other interest of $19,081, amortization of debt discount of $609,523 and amortization of debt issue costs of $51,181.

As a result of the default on our debentures, the interest rate was increased from 8% to 18% effective February 20, 2009 and the maturity date of the debentures was accelerated. The Company fully amortized the remaining discount and deferred debt issue costs during the quarter ended March 31, 2009.

Liquidity and Capital Resources

Our principal sources of operating capital since inception through September 30, 2009 have been equity and debt financings totaling approximately $31,431,000, and to a lesser degree our revenues.  Since inception, we have incurred significant losses, and as of September 30, 2009 we had an accumulated deficit of $41,121,328.

Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until the second quarter of 2010. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at September 30, 2009.

As of September 30, 2009 we had approximately $853,000 in cash and cash equivalents. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will last through the first quarter of 2010.

	Nine Months Ended September 30,
	2009	2008

Cash & Cash Equivalents	$852,904	$200,844

Net cash used in operating activities	$(401,062)	$(8,124,314)

Net cash used in investing activities	$-	$(36,942)

Net cash provided by financing activities	$1,177,321	$8,022,500

Net Cash Provided by (Used in) Operating Activities

For the nine months ended September 30, 2009 we used $401,062 in cash for our operating activities as compared to cash used of $8,124,314 for the same period of 2008. The decrease in cash used of $7,723,252 was primarily attributable to a decrease in payments for accounts payable and accrued expenses of $2,225,699, an increase in collections on accounts receivable of $482,647, a decrease in cash applied to inventory of $1,996,082, an increase in accrued interest of $1,380,334 and  a decrease in loss (after adjustment for non-cash charges) of $1,647,633.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2009, we received $1,127,321 from the sale of our Amended Debentures. We also received $100,000 in bridge financing, of which $50,000 was repaid in September and the balance repaid in October.

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

•
On September 30, 2009 we sold an additional $1,173,416 face value of our Amended Debentures (convertible into 4,693,664 common shares) and 2,254,642 Amended Warrants.  We received cash proceeds of $1,127,321. The Amended Debentures (i) bear interest at 8% per year commencing on April 1, 2010, paid quarterly, commencing July 1, 2010, in cash or, subject to certain conditions, registered shares of our common stock; (ii) have a maturity of January 8, 2011, (iii) are convertible at the holders’ option into shares of our common stock at $0.25 per share, (iv) are secured by all of our and our subsidiaries’ assets, including inventory, receivables, unencumbered equipment and intellectual property, and (v) have a forced conversion feature which allows us to force the conversion of the Amended Debentures if our common stock trades above $1.00 for 10 consecutive trading days.  Such a forced conversion may be limited by contractual restrictions on the amount of our common stock which the holder may own and certain other conditions.  Each Amended Warrant has a term of 5 years and an exercise price of $0.25 per share. The Amended Warrants also provide for the issuance of a replacement warrant in the event they are exercised for cash.

Both the conversion price of the Amended Debentures and the exercise price of the Amended Warrants are subject to “full-ratchet” price protection in the event of stock issuances below their respective conversion or exercise prices, except for specified exempted issuances including grants of stock options and stock issuances to officers, directors, employees and consultants.

Restructuring and Sales of Our 8% Senior Secured Debentures and

On September 30, 2009, we completed the restructuring of our 8% Senior Secured Convertible Debentures as well as certain warrants held by the debenture holders.  In connection with the restructuring, we sold an additional $1,173,416 face value of our Amended Debentures (convertible into 4,693,664 common shares) and 2,254,642 Amended Warrants.  The effect of these transactions is a follows:

•	Cancellation of 8% Senior Secured Convertible Debentures in the amount of $7,581,981 and warrants to purchase 1,008,064 shares;

•
Issuance of Amended 8% Senior Secured Convertible Debentures in the amount $1,339,041 ($1.00 conversion price) and Amended Warrants to purchase 246,460 ($0.25 exercise price) common shares.  These debentures and warrants do not contain any anti-dilution or repricing provisions;

•
Issuance of Amended 8% Senior Secured Convertible Debentures in the amount $4,509,703 ($0.25 conversion price) and Amended Warrants 2,843,715 ($0.25 exercise price); These debentures and warrants have anti-dilution and repricing provisions;

•	Gross cash proceeds to the Company in the amount of $1,127,321; and

•	Conversion of past due obligations to creditors and short term financing in the amount of $672,243.

The foregoing summary of the transaction is qualified in its entirety by reference to the full text of the transaction documents filed as exhibits to our Current Report on Form 8-K which was filed with the SEC on October 5, 2009.  The information contained in such Current Report regarding the transaction is incorporated herein by reference. Refer to Note 5 to the financial statements for further discussion on the cancellation and restructuring.

Future Needs

Through the date of this report, our operations have been funded primarily through equity and debt financings totaling approximately $31,431,000 since inception.

We believe that our current cash of approximately $853,000 as of September 30, 2009, combined with anticipated revenue collections, will provide us with sufficient resources to fund our operations through the first quarter of 2010.

If we are able to successfully sell the ICT DisplayCard and our newly introduced OTP products in substantial quantities during the and fourth quarter of 2009 and first quarter of 2010 we may be able to continue operations through the second quarter of 2010.  If we need additional capital, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

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

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (September 30, 2009). Based on such evaluation which disclosed numerous material weaknesses as noted below, our CEO and CFO has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)   Based on our assessment at September 30, 2009, management believes that our internal control over financial reporting was not effective based on criteria set forth by the COSO. The following material weaknesses were identified in our internal control over financial reporting at September 30, 2009:

•
We have performed a financial close on a monthly basis effective April 2008. The analysis of actual to budgeted results is either done marginally or not at all and there is no mechanism in place to evaluate variances, investigate unusual activity or communicate findings to senior management or the board of directors.

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

•	Annual employee reviews are not performed.

•	During the fourth quarter of 2008 our CEO and CFO resigned. This caused us to have limited oversight of operations and less review of activity.

•	Due to the deficiencies discussed above, we were not able to complete our December 31, 2008 annual close in a timely manner which lead to the late filing of our Form 10-K.

We intend to remediate these material weaknesses during 2009. We have implemented the use of a financial closing checklist or to ensure that all items have been considered for inclusion in this report. We have also employed a new CEO who has increased oversight of operations and review of activity. As concerns the material weakness relating to segregation of duties, we are re-examining our procedures to include compensating controls and minimize the risk associated with having limited resources in the accounting department.

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

PART II
OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None

ITEM 1A.             RISK FACTORS

Investing in our common stock involves a high degree of risk. We describe below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below, as well as those presented elsewhere in this Quarterly Report, should be considered carefully in evaluating our company and our business and the value of our securities.

The occurrence of any event contained in the following risk factors could have a materially negative impact on the value of our common stock and other securities.

Risk Related to Our Business and Operations

There is serious doubt regarding our ability to continue as a going concern.

We have a history of recurring losses from operations and have an accumulated deficit of $41,121,328 as of September 30, 2009. Sales of our products are not expected to generate positive cash flow until the second quarter of 2010.  As a result, there is substantial doubt about our ability to continue as a going concern.  Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due.  There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

Our prior auditors added an explanatory paragraph to their opinion on our financial statements for the year ended December 31, 2008 because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs.  As a result, we must raise additional capital in order to continue to operate our business. If we fail to generate positive cash flows or obtain additional financing when required, we will have to modify, delay or abandon some or all of our business and expansion plans.

We are an early stage company with an unproven business strategy.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. We are primarily focused on developing OTP solutions and products.  We made our first significant commercial sale of our ICT DisplayCard in 2008. Although we believe that our current product and those under development have significant profit potential, we may not attain profitable operations and may not succeed in realizing our business objectives.

 We will require additional capital which we may be unable to obtain.

We believe that our current cash, combined with anticipated revenue collections, will be enough to fund our operations through the first quarter of 2010.  We currently do not have any sources of additional financing and cannot assure you that such funding will be available.  If we are unable to raise additional capital we may be forced to file for bankruptcy.

We depend on a limited number of suppliers for our current product.

We obtain the battery for our current product from Solicore, Inc., our single source supplier, on a purchase order basis.  In the event of a disruption or discontinuation in supply, we may not be able to obtain batteries on a timely basis, which would disrupt our operations, delay production and impair our ability to manufacture and sell our products.

We obtain the display for our current product from SmartDisplayer, our single source supplier, under a written agreement. In the event of a disruption or discontinuation in supply, we  may not be able to obtain displays on a timely basis, which would disrupt our operations, delay production  and impair our ability to manufacture and sell our ICT DisplayCard.

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

Our business strategy is to develop and market new OTP solutions and products. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

•	mass produce the ICT DisplayCard at significantly lower cost;

•	continue to fund research and development endeavors; and

•	develop, introduce and commercialize new products.

If we are not able to devote adequate resources to our new product development efforts, we may be unable to develop new products, which would adversely affect our revenue growth and profitability.

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

The commercial success of our products will depend upon the adoption of our products by payment card providers. In order to be successful, our products must meet the technical and cost requirements for card enhancements within the payment card industry. Market acceptance will depend on many factors, including:

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

We have not current produced our product in commercial quantities.

The ICT DisplayCard has only been produced in limited production quantities. We are applying our own resources and working in cooperation with other companies that have specialized technical expertise related to the manufacturing and production of thin flexible non-payment cards. Failure to secure or maintain these relationships or failure to successfully transition to full scale production may have a material negative effect on our business.

 We rely substantially on third-party manufacturers.

To be successful, we must manufacture, or contract for the manufacture of, our products in compliance with industry standards and on a timely basis. As discussed in the risk factor above, we are working in cooperation with other companies that have specialized technical expertise related to the manufacturing of our ICT DisplayCard. We also currently use a limited number of sources for most of the supplies and services that we use in the manufacturing processes. Our manufacturing strategy presents the following risks:

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

On February 20, 2009, our common shares were delisted from the NASDAQ Capital Market.  As a result, our shares now trade on the Over-the-Counter Bulletin Board and on the Pinksheets.  Historically, the volume and liquidity of these markets has been significantly less than on the NASDAQ Capital Market.  Addition, shares traded in these markets are unlikely to be followed by market analysts and there may be few market makers for our common stock.  Also, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our common stock.  Any of these factors could adversely affect the liquidity and trading price of our common stock and could result in large fluctuations in market price.

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

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transaction is suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market which sets forth:

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

Because of these regulations, broker-dealers may not wish to engage in transactions with penny stocks.  Accordingly, investors may encounter difficulties in their attempt to sell shares of our common stock.  These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

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

As a result, many investors have the perception that penny stocks are too risky or involve a high degree of fraud.  These factors will make the development of an active market for our common shares more difficult which further affects the liquidity of our common stock.

We do not anticipate paying any cash dividends.

We plan to use all of our earnings; to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future.  Therefore, any return on your investment will be derived from an increase in the price of our stock, which may or may not occur.

Sales of our common stock in the public market may depress our stock price.

As of September 30, 2009, we had 28,495,256 shares of common stock outstanding. On a fully diluted basis, including shares issuable upon exercise of warrants and stock options and convertible debentures, we have 61,472,563 shares outstanding or issuable.  Additionally, on September 30, 2009, we completed the restructuring of our 8% Senior Secured Convertible Debentures.  As a result, the conversion price of the debentures as well as substantially all our outstanding warrants was adjusted to $0.25. All of these shares can be traded pursuant to a prospectus or via a transaction pursuant to Rule 144 under the Securities Act of 1933.  If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall, which could result in a significant loss on any investment you make in our common stock. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price of our common stock.

We may be subject to securities litigation as the price of our common stock has drastically decreased over the past twelve months.

During the past nine months, the price of our common stock has decreased from $1.27 on June 30, 2008 to $0.27 as of November 9, 2009.  Although management feels that at all times it has acted in the best interest of the company’s shareholders, such declines in stock price have historically increased the probability of becoming the subject of a securities class action law suit.  If we were to become the target of such litigation, we will have to spend considerable time and resources in defending such litigation.  This would result in management diverting its focus from the development and sale of our products.  Additionally, such litigation is extremely costly and will deplete our assets.

We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2009, after taking into consideration our outstanding common and preferred shares and our contingently issuable shares, our board of directors will be entitled to issue up to 13,527,437 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.

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

Our management has concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on such evaluation which disclosed numerous material weaknesses, our CEO and CFO have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. If we fail to implement new or improved disclosure controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to our equity securities sold during the period covered by this report that were not registered under the Securities Act and were not previously included in a Current Report on Form 8-K.

•
In April of 2009 we granted stock option to purchase an aggregate of 150,000 common shares.  The options were granted to employees and consultants.  The options have a five (5) year term.  The exercise price and vesting of the options are as follows:

—	Options to purchase 100,000 common shares have an exercise price of $0.062 and vest immediately; and

—	Options to purchase 50,000 common shares have an exercise price of $0.072 and vest: (i) 1/3 on February 20, 2009; and (ii) 2/3 vest quarterly over the following 2 years commencing on such date.

The options were issued pursuant to our 2007 Equity Incentive Plan.

•	On July 22, 2009, we granted stock options to our directors, officers, employees and consultants, pursuant to our 2007 Equity Compensation Plan, as follows:

Directors (pursuant to our director’s compensation policy as follows):

Robert Ramsdell
Options to purchase 250,000 common shares of which 25,000 vest immediately and the balance vest quarterly over the grant year.  The options expire on July 22, 2019 and have an exercise price of $0.18 per share;

Scott Ogilvie
Options to purchase 200,000 common shares of which 25,000 vest immediately and the balance vest quarterly over the grant year.  The options expire on July 22, 2019 and have an exercise price of $0.18 per share;

Donald Joyce
Options to purchase 150,000 common shares of which 25,000 vest immediately and the balance vest quarterly over the grant year.  The options expire on July 22, 2019 and have an exercise price of $0.18 per share;

Harry Tredennick
Options to purchase 125,000 common shares of which 25,000 vest immediately and the balance vest quarterly over the grant year.  The options expire on July 22, 2019 and have an exercise price of $0.18 per share;

Officers:

Richard Nathan
Options to purchase an aggregate of 625,000 common shares.  The options vest as follows:  (i) options to purchase 100,000 common shares vest quarterly over the year following the grant date; and (ii) options to purchase 525,000 common shares vest over three years with 1/3 vesting on the one year anniversary of the grant date and 2/3 vesting quarterly over the following two years.  The options all have an exercise price of $0.18 and expire on July 22, 2019.

Employees & Consultants
We issued options to purchase an aggregate of 572,000 common shares to employees and consultants.  The options vest over three years with 1/3 vesting on the one year anniversary of the granted date and 2/3 vesting quarterly over the following two years.  The options all have an exercise price of $0.18 and expire on July 22, 2014.

ITEM 3.                DEFAULT UPON SENIOR SECURITIES

We previously disclosed the default of our 8% Senior Secured Convertible Debentures in our Current Report on Form 8-K filed with the SEC February 20, 2009.   The information contained in the October 5, 2009 Current Report on Form 8-K is incorporated herein by reference.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                OTHER INFORMATION

On September 30, 2009, we completed the restructuring of our 8% Senior Secured Convertible Debentures.  We discussed the transaction in our Current Report filed on Form 8-K with the SEC on October 5, 2009.  The information contained in the October 5, 2009 Current Report on Form 8-K is incorporated herein by reference.

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

The exhibits listed in the accompanying index to exhibits are incorporated by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

INNOVATIVE CARD TECHNOLOGIES, INC

Dated: November 13, 2009	By:	/S/ Richard Nathan
Richard Nathan Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.01	Form of Securities Purchase Agreement Dated January 8, 2008		8-K	10.1	001-33353	1/9/07

10.02	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008		8-K	10.2	001-33353	1/9/07

10.03	Form of Common Stock Purchase Warranted issued January 8, 2008		8-K	10.3	001-33353	1/9/07

10.04	Form of Registration Rights Agreement dated January 8, 2008		8-K	10.4	001-33353	1/9/07

10.05	Form of Security Agreement dated January 8, 2008		8-K	10.5	001-33353	1/9/07

10.06	Form of Subsidiary Guarantee dated January 8, 2008		8-K	10.6	001-33353	1/9/07

10.07**	Form of Lock-Up Agreement dated January 8, 2008		8-K	10.7	001-33353	1/9/07

10.08	Form of Securities Purchase Agreement Dated April 15, 2008		8-K	10.1	001-33353	4/16/08

10.09	Form of 8% Senior Secured Convertible Debenture issued April 15, 2008		8-K	10.2	001-33353	4/16/08

10.10	Form of Common Stock Purchase Warranted issued April 15, 2008		8-K	10.3	001-33353	4/16/08

10.11	Form of Registration Rights Agreement dated April 15, 2008		8-K	10.4	001-33353	4/16/08

10.12	Form of Security Agreement dated April 15, 2008		8-K	10.5	001-33353	4/16/08

10.13	Form of Subsidiary Guarantee dated April 15, 2008		8-K	10.6	001-33353	4/16/08

10.14	Form of Lock-Up Agreement dated April 15, 2008		8-K	10.7	001-33353	4/16/08

10.15	Assignment of Debenture and Common Stock Warrants Agreement with EMC		8-K	10.01	001-33353	7/17/09

10.16	Waiver, Amendment and Exchange Agreement		8-K	10.16	001-33353	10/05/09

10.17	Debenture & Warrant Purchase Agreement		8-K	10.17	001-33353	10/05/09

10.18	Form of Amended Debenture dated September 30, 2009		8-K	10.18	001-33353	10/05/09

10.19	Form of Amended Warrant dated September 30, 2009		8-K	10.19	001-33353	10/05/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.