Form 10-K
period 2009-12-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2010-03-31
CIK 1300578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                      to                     .

Commission File Number 001-33353
INNOVATIVE CARD TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0249676
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

633 West Fifth Street, Suite 2600 Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 312-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Over-the-Counter Bulletin Board(1)

(1)           On February 20, 2009, the registrant’s Common Stock was delisted from trading on the NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒  Yes ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the closing price of the common stock as reported on the Over-the-Counter Bulletin Board on such date, was approximately $5,349,973.

The number of shares outstanding of Registrant’s common stock, $0.001 par value at March 15, 2010 was 30,558,562.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INNOVATIVE CARD TECHNOLOGIES, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

INDEX

PART I

We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Innovative Card” “InCard” and “Registrant” refer to Innovative Card Technologies, Inc.  and its wholly owned subsidiary PSA Co. Also, any reference to “common shares” or” common stock” refers to our $.001 par value common stock.

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

Our Business

We develop and market secure products for payment, identification, physical and logical access applications. Our main focus is on developing One-Time-Passcode (“OTP”) solutions.  An OTP is a password that is only valid for a single login session or transaction. OTPs avoid a number of shortcomings that are associated with traditional (static) passwords. The most important shortcoming that is addressed by OTPs is that, in contrast to static passwords, they are not vulnerable to replay attacks. This means that, if a potential intruder manages to record an OTP that was already used to log into a service or to conduct a transaction, he will not be able to abuse it since it will be no longer valid.

Currently, our main OTP product is the ICT DisplayCard.  The ICT DisplayCard integrates the security of an OTP token directly into a card the size of a standard credit or debit card. A token is a portable physical device, typically in a key-fob form factor, that generates the OTPat the push of a button.  . During a transaction, this number is entered into a user interface with other information (such as the user’s static PIN and login name). This information is relayed to a backend system for authentication. InCard does not provide the backend authentication server, but rather will integrate our product into authentication systems provided by other companies including distributors and other resellers. The ICT DisplayCard’s authentication works like tokens issued by Verisign, VASCO, RSA, and ActivIdentity, but in a more convenient, wallet-sized card.

The ICT DisplayCard can be used for both the enterprise and the on-line banking markets. The enterprise market, which is served by authentication companies such as VASCO, ActivIdentity, Verisign, and RSA, have the opportunity  to offer the ICT DisplayCard as an alternative for end users to replace existing tokens. We also offer the ICT DisplayCard to financial institutions to increase the security of on-line banking transactions. In addition to the security authentication function, our ICT DisplayCard can be specified to have payment functionality, enabling credit and debit card issuers to enhance anti-fraud protection.

In December of 2009, InCard introduced the ICard, our new OTP product.  The new card sells for significantly less than our ICT DisplayCard and is intended to service a wider market that our prior product.  The ICard is a time-based solution that changes its OTP every 60 seconds.

Our primary focus is and will continue to be the further development, sale and marketing of OTP solutions.  We anticipate we will expand our current product offering with other innovative OTP products.   During the fiscal year ended December 31, 2009, we continued to expand our ICT DisplayCard sales and marketing efforts.  During 2009, we achieved the following significant milestones:

•	Commenced volume manufacturing of our ICT DisplayCard

•	Continued planning the expansion of our supply chain

•	Introduced the ICard, our next generation OTP product

•	Realized sales growth of 45%

Industry Background

The growth in electronic banking and electronic commerce, and the increasing use and reliance by business, government and educational institutions upon proprietary or confidential information that is remotely accessible by many users over different networks, has made information security a paramount concern. Enterprises are seeking solutions that will continue to allow them to expand access to data and financial assets while maintaining network security, and firms such as VASCO, RSA, VeriSign, and ActivIdentity are providing solutions for these enterprises. We believe that the tokens provided to end users by these and other network security firms are generally inconvenient as these tokens have to be carried outside of a wallet or placed on a keychain or in a pocket. Our ICT DisplayCard and our ICard offer the same functionality as a token, but in a form factor that can be carried in a wallet. We believe the increased convenience offered by our device will provide the end user with a better experience and greater convenience.

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

Manufacturing & Production

Although we are developing manufacturing processes, we currently outsource a majority of our manufacturing.  We rely on OEMs, and the ability to produce the ICT DisplayCard is limited by our supply chain partners and the component parts we are able to procure.  In the future, we hope to develop OTP solutions and products which we will manufacture internally and outsource to multiple supply chain partners.

The electronics and the EPS display of the ICT DisplayCard is presently being manufactured in Taiwan by a single supplier, SmartDisplayer, LTD.  A  European company, NagraID laminates the finished polymer surfaces including the artwork and other printing that provide the card’s cosmetic finish. The battery, presently available from only one supplier, Solicore, Inc. powers the card’s circuitry and display. InCard performs final testing and quality assurance testing on the finished cards prior to shipping to our customers, as well as providing custom authentication seeding for those requiring it.

We estimate that with our current suppliers and increased, minimal investment in the company’s manufacturing infrastructure, we have the capacity to produce more than one million ICT DisplayCards per month, and 10 million ICards per month.  We believe that our present capacity will meet our anticipated demand well into 2010. In the event that we receive greater interest or orders than our projections, our current OEMs and new supply chain partners that are currently being qualified, have indicated to us that they will be able to significantly increase capacity.

Our Strategy Sales & Marketing

We currently directly market our products as well as selling our products through resellers and distributors who provide security technology such as tokens for enterprise security and on-line banking applications.  These resellers are not obligated to sell our product and in fact the degree of success of these resellers will depend on our ability to develop interest in our OTP products with end-users and with companies that need or provide security solutions. Presently, our sales cycle takes several months and generally requires negotiation and completion of a pilot program before any order for our cards. We are currently in the process of several pilot programs, at various stages, for the ICT DisplayCard through several large commercial entities. If these pilot programs are successful, we anticipate that the resellers will order commercial quantities of cards in greater quantities.   In the future, our OTP products will be sold through a similar sales channel as well as on a direct sales basis.

The resellers for our ICT DisplayCard include Actividentity, Entrust, Gemalto,  and Verisign. These companies sell a complete security solution, either by themselves or with other providers. Although some of these resellers are required to make a deposit at the time an order is submitted, our reseller agreements do not generally contain any minimum order requirements.  The extent to which these resellers market and sell our products will depend on the reseller’s customer experience with our products  and our ability to provide a quality product, to deliver quantities as needed by the reseller, and to offer competitive pricing.

Research & Development

We conduct research and development activities both in-house and at outside laboratories.  We have purchased materials and components for our products under development from a number of technology companies.

We have spent $258,532 and $467,887 for research and development for the fiscal years ended December 31, 2009 and 2008, respectively.

Intellectual Property

We rely on a combination of patent, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology. We currently own eleven U.S. patents and twenty five foreign patents most of which relates to our prior products and not to our current product.   The company filed four patent applications in 2009 to protect its products under development.   We also have fifteen foreign patent applications pending and three U.S. patents pending. The duration of the U.S. patents generally is 20 years from the date the original application was filed. At this time, we have limited patent protection on our ICT DisplayCard technology.

We currently have trademarks registered for InCard Technologies and the LensCard in the United States. We intend to apply for additional intellectual property protection as management sees necessary.

Competition

We are aware of products that are being mass produced in the same form factor as our current product.   There are companies creating tokens and random number generators for use in dual-factor authentication (as an item separate from the transaction card). For example, RSA, Vasco, and VeriSign token devices may be cost competitive to our technology but are not in a credit card form factor. Smart Card, biometrics, and software programs can provide multi-factor authentication competitive to our ICT DisplayCard.

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

Some of our present and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end-user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Accordingly, we continue to pursue our technological advantage and effective relationships to develop, manufacture and sell our OTP products and solutions to the market.

Employees

We have 8 full time employees including our officers.  We have 1 part time employee and utilize the services of 1 outside consultant on a full time basis.

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

We have a history of recurring losses from operations and have an accumulated deficit of $38,360,101 as of December 31, 2009. Sales of our products are not expected to generate positive cash flow until the third quarter of 2010.  As a result, there is substantial doubt about our ability to continue as a going concern.  Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due.  There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

Our auditors have added an explanatory paragraph to their opinion on our financial statements for the year ended December 31, 2009 because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs.  As a result, we must raise additional capital in order to continue to operate our business. If we fail to generate positive cash flows or obtain additional financing when required, we will have to modify, delay or abandon some or all of our business and expansion plans.

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

We believe that our current cash, combined with anticipated revenue collections, will be enough to fund our operations until  the third quarter of 2010.  We currently do not have any sources of additional financing and cannot assure you that such funding will be available.  If we are unable to raise additional capital we may be forced to file for bankruptcy.

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

Our dependence upon outside suppliers exposes us to substantial risks, including but not limited to:

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

 We depend on key personnel.

We rely to a substantial extent on the management, marketing and product development skills of our key employees and consultants, particularly Richard Nathan, our President, Chief Executive Officer and Chief Financial Officer, Craig Nelson, who supervises the manufacturing and testing of the InCard DisplayCard, and Mark Poidomani, our chief technology officer, to formulate and implement our business plan. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry, and the process of locating key personnel with the right combination of skills is often lengthy. The loss of any key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

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

To be successful, we must manufacture, or contract for the manufacture of, our products in compliance with industry standards and on a timely basis. As discussed in the risk factor above, we are working in cooperation with other companies that have specialized technical expertise related to the manufacturing of our ICT DisplayCard. We currently use a limited number of sources for most of the supplies and services that we use in the manufacturing processes. Our manufacturing strategy presents substantial risk, including but not limited to:

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

Some of our competitors have significantly greater resources than us.

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

On February 20, 2009, our common shares were delisted from the NASDAQ Capital Market.  As a result, our shares now trade on the Over-the-Counter Bulletin Board and on the Pinksheets.  Historically, the volume and liquidity of these markets has been significantly less than on the NASDAQ Capital Market.  In addition, shares traded in these markets are unlikely to be followed by market analysts and there may be few market makers for our common stock.  Also, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our common stock.  Any of these factors could adversely affect the liquidity and trading price of our common stock and could result in large fluctuations in market price.

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

We do not pay any dividends.

We plan to use all of our earnings; to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future.  Therefore, any return on your investment will be derived from an increase in the price of our stock, which may or may not occur.

Sales of our common stock in the public market may depress our stock price.

As of December 31, 2009, we had 28,840,920 shares of common stock outstanding. On a fully diluted basis, including shares issuable upon exercise of warrants and stock options and convertible debentures, we have 62,272,563 shares outstanding or issuable, as of December 31, 2009.   On September 30, 2009, we completed the restructuring of our 8% Senior Secured Convertible Debentures.  As a result, the conversion price of the debentures as well as substantially all our outstanding warrants was adjusted to $0.25.  All of these shares can be traded pursuant to prospectus or via Rule 144 of the Securities Act of 1933.  If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall, which could result in a significant loss on any investment you make in our common stock. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price of our common stock.

We may be subject to securities litigation as the price of our common stock has drastically decreased over the past twelve months.

During the past two years, the price of our common stock has decreased from $1.27 on June 30, 2008 to $0.30 as of March 15, 2010.  Although management feels that at all times it has acted in the best interest of the company’s shareholders, such declines in stock price have historically increased the probability of becoming the subject of a securities class action law suit.  If we were to become the target of such litigation, we will have to spend considerable time and resources in defending such litigation.  This would result in management diverting its focus from the development and sale of our products.  Additionally, such litigation is extremely costly and will deplete our assets.

We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2009, after taking into consideration our outstanding common and preferred shares and our contingently issuable shares, our board of directors will be entitled to issue up to 12,727,437 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares or securities convertible into these shares is generally not subject to stockholder approval.

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

Our management has concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on such evaluation which disclosed numerous material weaknesses, our CEO and CFO have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. If we fail to implement new or improved disclosure controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

We have identified numerous material weaknesses in our internal control over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. Our non-affiliated market capitalization qualified us as a “Smaller Reporting Company” effective in 2009. As a result, we are required to include our management’s report on internal control over financial reporting in this Annual Report but are not required to include our auditors’ attestation report on our internal control over financial reporting.   As discussed, as of December 31, 2009, our internal controls over financial reporting were not effective and identified a number of material weaknesses in our internal control over financial reporting. While we intend to remedy these weaknesses during the current fiscal year, we may be unable to do so. If we fail to implement required new or improved controls there may be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently lease our executive offices which are located at 633 West Fifth Street, Suite 2600, Los Angeles, CA 90071.  Our lease consists of approximately 175 square feet and we pay $1700 per month. Our lease is renewable on an annual basis. In addition, several of our employees work from satellite or home offices.  We pay $2,949 per month to an employee for the use of his office space.   There is no affiliation between us or any of our principals or agents and our landlord or any of their principals or agents.

ITEM 3.            LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.            (REMOVED AND RESERVED)1

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until February 20, 2009, our common stock was traded on the NASDAQ Capital Market under the symbol "INVC" at which time our shares were delisted.  After February 20, 2009, our common shares have been quoted on the Over-the-Counter Bulletin Board under the ticker symbol INVC.OB.   The table below sets forth the high and low sales prices for the periods shown. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	High	Low

2008:
First Quarter	$2.55	$1.69
Second Quarter(1)	$2.55	$1.01
Third Quarter	$1.35	$0.40
Fourth Quarter	$0.442	$0.06
2009:
First Quarter	$0.188	$0.05
Second Quarter	$0.24	$0.07
Third Quarter	$0.44	$0.05
Fourth Quarter	$0.50	$0.14

Our transfer agent is American Stock Transfer & Trust Company www.amstock.com .

Holders

As of March 15, 2010 our common stock was held by approximately 29 record holders.  We believe our actual number of shareholders may be significantly higher as 30,062,299 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date and have no plans to do so in the immediate future.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 & 2007 Stock Plans as of December 31, 2009.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2004 Stock Incentive Plan, as amended	1,354,500	$1.62	0
2007 Equity Incentive Plan	4,705,177	0.33	0
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,059,677	$0.62	0

2010 Equity Compensation Plan

On February 22, 2010, our Board  and Compensation Committee approved the 2010 Equity Compensation Plan (“2010 Plan”).  The 2010 Plan permits the granting of up to 6,000,000 shares of common stock through the issuance of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock, Stock Appreciation Rights, Restricted Stock Units, Performance Units, Performance Shares and Other Stock Based Awards to our employees, directors and consultants.  We anticipate submitting the plan for shareholder approval during the following 12 months.  In the event the Plan is not approved by our shareholders during this time, the 2010 Plan will be considered a non-qualified plan.

Recent Sale of Unregistered Securities

•
In April 2009 the Company’s board of directors approved stock option awards, pursuant to our 2007 Equity Compensation Plan, to two employees aggregating 150,000 shares of common stock, 100,000 options with an exercise price of $0.072 per share that vest over one year and 50,000 options with an exercise price of $0.062 per share that vest over three years. Both options expire after five years.

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

Employees & Consultants:

We issued options to purchase an aggregate of 572,000 common shares to employees and consultants.  The options vest over three years with 1/3 vesting on the one year anniversary of the granted date and 2/3 vesting quarterly over the following two years.  The options all have an exercise price of $0.18 and expire on July 22, 2014.

•
On September 9, 2009, we issued a 5% promissory note in the amount of $100,000.  The maturity date of the note was September 30, 2009.  In connection with the issuance, we granted a common stock purchase warrant to purchase 40,000 common shares at a price per share of $2.50.   On September 30, 2009, as a result of the Waiver, Amendment and Exchange Agreement and the Debenture and Warrant Purchase Agreement, as described below, the exercise price and number of shares issuable pursuant to the warrant was adjusted.  The adjusted warrant allows the holder to purchase up to 400,000 common shares at a price per share of $0.25.

•
On September 30, 2009, pursuant to a Waiver, Amendment and Exchange Agreement entered into between the us and the certain debenture holders named therein, we issued to the holders, in exchange for their outstanding debentures and warrants, an aggregate of $3,975,974 Amended and Exchanged Original Issuance Discount Debentures with a conversion price of $1.00 and warrants to purchase 700,000 shares of common stock at an exercise price of $0.25. In connection with the transaction, we also exchanged certain outstanding obligations owed to creditors of the Company in an aggregate amount of $672,243 in exchange for convertible debentures in the face amount of $699,354 (including interest through April 2, 2010) with a conversion price of $1.00 and warrants to purchase 135,533 shares of common stock with an exercise price of $0.25.

•
On September 30, 2009, pursuant to a Debenture and Warrant Purchase Agreement between the Company and the Purchasers named therein, the Company sold an additional $1,173,416 face amount of convertible debentures with a conversion price of $0.25 and 2,254,643 warrants to purchase shares of common stock at an exercise price of $0.25.  The purchase price of the debentures $1,127,321 and the face amount included interest through April 2, 2010.  As a condition to the closing, the investors required any Holders not participating in the Debenture and Warrant Purchase Agreement to further amend their debentures and warrants to remove the anti-dilution provisions in each document relating to subsequent equity issuances, including this financing.  As a result, the conversion price of debentures in the principal amount of $3,336,287 was reduced to $0.25.

•	On October 1, 2009, we issued 200,000 common shares in connection with the conversion of $50,000 of our convertible debentures.

•
On October 13, 2009, we issued Joseph Zelayeta, one of our non-executive directors, an option to purchase 100,000 common shares as compensation under our non-executive board compensation policy.  The option has an exercise price of $0.35, vests quarterly over the grant year and has a term of 10 years.

•	On October 15, 2009, we issued 45,664 common shares in connection with the conversion of $11,415.89 of our convertible debentures.

•	On November 6, 2009, we issued 100,000 common shares in connection with the conversion of $25,000 of our convertible debentures.

•
During the fourth quarter of 2009 the Company’s board of directors approved stock option awards to employees and consultants aggregating 700,000 shares of common stock with exercise prices of $0.18 - $0.35 per share. These options vest one third on the one year anniversary of the grant and the remaining two thirds vest quarterly over the following two years. The options expire after five years.

•
On January 4, 2010, we issued John Ward, III, one of our non-executive directors, an option to purchase 100,000 common shares as compensation under our non-executive board compensation policy.  The option has an exercise price of $0.35, vests quarterly over the grant year and has a term of 10 year.

•	On January 7, 2010, we issued 100,000 common shares in connection with the conversion of $25,000 of our convertible debentures.

•	On February 17, 2010, we issued 1,264,975 common shares in connection with the conversion of $316,224 of our convertible debentures.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The issuances were made to a limited number of persons, and transfer of the securities was restricted in accordance with the requirements of the Securities Act of 1933.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes in order to assist the reader in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing 2009 and 2008.

•
Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including recent developments and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing (see also “Risk Factors” of this Report).

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

Our primary focus is and will continue to be the further development, sales and marketing of OTP solutions.  We anticipate we will expand our current ICT DisplayCard product offering with other innovative OTP products.  Since 2002, we have continued to develop our power inlay technology that is the basis of our ICT DisplayCard.  To date we have devoted a majority of our efforts to developing our ICard and our ICT DisplayCard and accompanying technology, initiating marketing and raising capital to fund our business. We have generated limited revenues.

Since inception, we have been unprofitable. We incurred net losses of $5,883,055 and $8,929,537 for 2009 and 2008, respectively. Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until the third quarter of 2010.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern at December 31, 2009.

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

We believe that our current cash, combined with anticipated revenue collections, will be adequate to fund our operations until  the third quarter of 2010. If we are unable to raise additional capital or make significant sales by that date, we may be forced to curtail our operations or seek bankruptcy protection. We anticipate that we will not be able to generate sales of the ICT DisplayCard and newly introduced OTP products in quantities that will sustain a positive cash flow until the third quarter of 2010.

Our backlog, which consists of orders received but not yet shipped, totaled approximately $1,347,000 at December 31, 2009.  On January 13, 2009 we disclosed that we received a purchase order in the amount of $3,737,988. Subsequently, we disclosed that our customer intended to delay the delivery of approximately 60% of the order.  During October of 2009, the customer informed us of its intent to cancel the unshipped balance of the order, notwithstanding the fact that the order is non-cancellable. The company has not accepted the cancellation. Prior to receiving our customer’s notification, we fulfilled approximately $1,320,000 worth of product deliveries under the order.

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

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of July 1, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

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

Accounts receivable allowances.

Our sales to date have been to large credit card issuers and we have been successful in collecting for products and services. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At December 31, 2009, based on our review of customer activity, we recorded an allowance for doubtful accounts of $61,398.

Warranty expense.

We estimate the cost associated with meeting our warranty obligations for the sale of our products. The initial estimate and changes to the estimate are charged to cost of goods sold at the time of sale of the product. Retroactive to January 1, 2009 we reduced our estimate for warranty reserves based on historical experience.

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

Recently Issued Accounting Pronouncements

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

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

Revenue

Revenue totaled $4,089,569 and $2,828,581 for 2009 and 2008, respectively.

			Change in
			2009
			Versus 2008
	2009	2008	$ %

Revenue	$4,089,569	$2,828,581	$1,260,988	45%

The increase in revenue of $1,260,988 or 45% in 2009 compared to 2008 was attributable to increased sales of the InCard DisplayCard, primarily from the partial fulfillment of our 2009 $3.7 million purchase order, although sales to other customers increased by approximately $506,000 in 2009 as compared to 2008. During October of 2009, the customer has informed us of its intent to cancel the unshipped balance of the order, notwithstanding the fact that the order is non-cancellable.

Cost of Goods Sold

Cost of goods sold totaled $3,902,855 and $4,350,975 for 2009 and 2008, respectively.

			Change in
			2009
			Versus 2008
	2009	2008	$ %

Cost of Goods Sold	$3,902,855	$4,350,975	$(448,120)	(10)%

Cost of goods consists of costs to manufacture, inventory write-offs and reserve adjustment and warranty expense.  The decrease of $448,120, or 10%, in 2009 as compared to 2008 was attributable to an increase of $1,091,187 for costs to manufacture, offset by decreases of $1,405,913 for inventory write-offs and reserve adjustments and $133,394 for warranty expense. The increase in cost to manufacture results primarily from the increase in revenue during the 2009 period.

Operating Expenses

Operating expense totaled $2,739,326 and $8,728,451 for 2009 and 2008, respectively.

			Change in
			2009
			Versus 2008
	2009	2008	$	%

Operating Expenses
Administrative	$1,919,036	$5,462,582	$(3,543,546)	(65)%
Consulting Fees	116,501	612,414	(495,913)	(81)%
Professional Fees	445,257	734,680	(289,423)	(39)%
Research and development	258,532	467,887	(209,355)	(45)%
Impairment	-	1,450,888	(1,450,888)	(100.0)%

Total expense	$2,739,326	$8,728,451	$(5,989,125)	(69)%

Administrative Expenses

Administrative expenses totaled $1,919,036 and $5,462,582 for 2009 and 2008, respectively.  The decrease of $3,543,546 or 65% from 2009 to 2008 was primarily attributable to a decrease in share based compensation of $1,080,916 (resulting from a decrease in issued and outstanding equity awards) and reductions in salaries of $478,552, marketing and investor relations of $304,745, travel of $104,566, and depreciation and amortization expense of $659,404. Administrative expenses consist of travel, marketing, compensation, administrative fees, and depreciation and amortization expense.

Consulting Fees

Consulting fees totaled $116,501 and $612,414 for 2009 and 2008, respectively.  The decrease of $495,913, or 81%, from 2008 to 2009 was primarily attributable to the use of fewer consultants in the current period. Consulting fee expense consists of payments made to independent contractors that provided services to us.

Professional Fees

Professional fees expense totaled $445,257 and $734,680 for 2009 and 2008, respectively.  The decrease of $289,423, or 39%, from 2008 to 2009 was primarily attributable to decreased activity and overall lower cost of professional fees. A decrease in legal fees of $372,535 was partially offset by an increase in audit and accounting fees of $83,112. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research and Development Expenses

Research and development expenses totaled $258,532 and $467,887 for 2009 and 2008, respectively. The decrease of $209,355, or 45%, from 2008 to 2009 was primarily attributable to reduced consulting costs. Research and development expense consists of costs relating to further development of our OTP products and solutions.

Other Income (Expense)

Other income (expense) totaled approximately $3,330,443 of expense in 2009 and $1,321,308 of income in 2008.

			Change in
			2009
			Versus 2008
	2009	2008	$	%

Other income (expense):
Change in fair value of warrant and conversion liabilities	$(1,154,584)	$3,068,251	$(4,222,835)	(138)%
Gain on extinguishment of debt	9,553,684	-	9,553,684	100%
Other income	606,815	-	606,815	100%
Other expense	-	(129,795)	129,795	(100)%
Interest income	82	26,857	(26,775)	(99.7)%
Interest expense	(12,336,440)	(1,644,005)	(10,692,435)	(87)%
Total other income (expense)	$(3,330,443)	$1,321,308	$(4,651,751)

Change in fair value of warrants and conversion liability

The change in the fair value of our warrant and conversion liabilities resulted primarily from the changes in our stock price, the conversion and exercise prices of the instruments and the volatility of our common stock during the reported periods. We had no warrant liability at January 1, 2008.  Refer to Note 6 to the financial statements for further discussion on our warrant liabilities and the related 8% senior secured convertible debentures.

The securities were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The securities do not qualify for hedge accounting, and as such, all future changes in the fair value of these securities will be recognized currently in earnings until such time as the securities are exercised or expire.

Gain on extinguishment of debt

We have recorded an aggregate of $9,520,784 of gains on extinguishment of debt resulting from the cancellation or restructuring of our 2008 convertible debentures and the related common stock purchase warrants. Refer to Note 6 to the financial statements for further discussion on the cancellation and restructuring.

During the fourth quarter of 2009, certain debenture holders converted an aggregate of $86,416 of debentures into common stock. Since the conversion feature has been accounted for as a liability, we have recorded a gain upon conversion of debt in the amount of $32,900. Refer to Note 6 to the financial statements for further discussion

Other Income

Other income consists of customer deposit forfeitures, net of vendor deposit forfeitures.

Other Expense

Other expense for 2008 consists of a loss recognized on a sublease.

Interest Income

The decrease in interest income is primarily attributable to a decrease in balances in interest bearing accounts.

Interest expense

Interest expense totaled $12,336,440 and $1,644,005 for 2009 and 2008, respectively.   Interest expense for 2009 consists of interest accrued on our convertible debentures of $1,337,356, other interest of $48,132, amortization of debt discount of $7,859,150, amortization of debt issue costs of $449,052 and a charge of $2,642,750 for the 30% increase in the principal amount of our convertible debentures as a result of the default described in Note 6 to the financial statements. Interest expense for 2008 consists of interest accrued on our convertible debentures of $604,730, other interest of $19,621, amortization of debt discount of $941,206 and amortization of debt issue costs of $78,448.

As a result of the default on our debentures, the interest rate was increased from 8% to 18% effective February 20, 2009 and the maturity date of the debentures was accelerated. The Company fully amortized the remaining discount and deferred debt issue costs during the quarter ended March 31, 2009.

Liquidity and Capital Resources

Our principal sources of operating capital since inception through December 31, 2009 have been equity and debt financings totaling approximately $31,431,000, and to a lesser degree our revenues.  Since inception, we have incurred significant losses, and as of December 31, 2009 and 2008 we had an accumulated deficit of $38,360,101 and 36,996,720, respectively.

Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until the third quarter of 2010. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at December 31, 2009.

As of December 31, 2009 we had approximately $246,000 in cash and cash equivalents. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will last until or through the third quarter of 2010.

			Change in
			2009
			Versus 2008

	2009	2008	$	%

At December 31:
Cash & Cash Equivalents	$245,765	$76,645	$169,120	220%
Year ended December 31:
Net cash used in operating activities	$(958,201)	$(8,216,304)	$7,258,103	88%
Net cash used in investing activities	-	(69,151)	69,151	100%
Net cash provided by financing activities	1,127,321	8,022,500	(6,895,179)	(86)%

Net Cash Provided by (Used in) Operating Activities

We used $958,201 and $8,216,304 in cash for our operating activities during 2009 and 2008, respectively.  The decrease in cash used of $7,258,103 was primarily attributable to a decrease in payments for accounts payable and accrued expenses of $2,072,173, a decrease in cash applied to inventory of $1,496,209, an increase in accrued interest of $1,358,911 and a decrease in loss (after adjustment for non-cash charges) of $2,858,465, all partially offset by a decrease in collections on accounts receivable of $332,795.

Net Cash Provided by Financing Activities

We received $1,127,321 and $8,022,500 in cash from financing activities during 2009 and 2008, respectively.  We also received $100,000 in bridge financing in 2009, of which $50,000 was repaid in September and the balance repaid in October.

Listed below are key financing transactions entered into by us in the last two years:

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

We believe that our current cash of approximately $239,000 as of March 15, 2010, combined with anticipated revenue collections, will provide us with sufficient resources to fund our operations until the third quarter of 2010.

If we are able to successfully sell our products in substantial quantities during the second and third quarters of 2010 we may be able to continue operations until or through the third quarter of 2010.  If we need additional capital, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

Going Concern

Our independent registered public accountants have included a going concern explanatory paragraph in their unqualified opinions on our 2009 and 2008 financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Card Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Innovative Card Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, (deficiency in) stockholder’s equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Card Technologies, Inc. and its subsidiaries as of December 31, 2009, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and does not have sufficient cash or working capital to meet anticipated requirements through 2010. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
New York, New York
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Innovative Card Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Innovative Card Technologies, Inc. and subsidiary (collectively, the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Card Technologies, Inc. and subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ SingerLewak LLP

SingerLewak LLP
Los Angeles, California
May 15, 2009

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$245,765	$76,645
Accounts receivable, net of allowance for doubtful accounts of $61,398 and $60,000, respectively	699,854	190,767
Prepaids and other current assets	76,130	174,178
Deposits on raw materials held for production	165,138	268,318
Raw materials held for production	134,754	347,529
Work in progress inventory, net	107,212	1,454,940
Finished goods inventory	34,421	-
Total current assets	1,463,274	2,512,377

Property and equipment	93,763	171,722
Deferred debt issuance cost	-	449,052
Deposits	3,720	62,971

Total assets	$1,560,757	$3,196,122

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$912,271	$1,281,602
Accounts payable - related parties	-	600,010
Accrued interest	27,737	31,689
Warranty reserve	289,135	198,854
Deferred rent	-	56,929
Deferred revenue	450,189	1,169,957
Total current liabilities	1,679,332	3,339,041

8% convertible debentures, net of discount of $1,074,752 and $5,384,054 at December 31, 2009 and 2008, respectively	4,687,576	3,425,111
Warrant liability	470,592	19,055
Derivative liability	2,151,632	-

Total liabilities	8,989,132	6,783,207

Stockholders' deficit

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 28,840,920 and 28,495,256 shares issued and outstanding at December 31, 2009 and 2008, respectively	28,841	28,495
Additional paid-in capital	30,902,885	33,381,140
Accumulated deficit	(38,360,101)	(36,996,720)
Total deficiency in stockholders' equity	(7,428,375)	(3,587,085)

Total liabilities and deficiency in stockholders' equity	$1,560,757	$3,196,122

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

Revenues	$4,089,569	$2,828,581
Cost of goods sold	3,902,855	4,350,975

Gross profit/margin	186,714	(1,522,394)

Operating expenses
Administrative	1,919,036	5,462,582
Consulting fees	116,501	612,414
Professional fees	445,257	734,680
Research and development	258,532	467,887
Impairment	-	1,450,888

Total operating expense	2,739,326	8,728,451

Loss from operations	(2,552,612)	(10,250,845)

Other income (expense)
Change in fair value of warrant and conversion liability	(1,154,584)	3,068,251
Gain on extinguishment of debt	9,553,684	-
Other income	606,815	-
Other expense	-	(129,795)
Interest income	82	26,857
Interest expense	(12,336,440)	(1,644,005)

Total other income (expense)	(3,330,443)	1,321,308

Loss before provision for income taxes	(5,883,055)	(8,929,537)

Provision for income taxes	-	-

Net loss	(5,883,055)	(8,929,537)

Basic and diluted loss per share	$(0.21)	$(0.31)

Weighted average shares outstanding, Basic and diluted	28,570,768	28,477,607

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, January 1, 2008	-	$-	28,433,116	$28,433	$28,456,621	$(28,067,183)	$417,871

Exercise of options	-	-	50,000	50	49,950	-	50,000

Cashless exercise of warrants	-	-	12,140	12	(12)	-	-

Warrants issued with 8% debentures	-	-	-	-	3,237,954	-	3,237,954

Warrants issued to consultants	-	-	-	-	413,350	-	413,350

Stock based compensation	-	-	-	-	1,223,277	-	1,223,277

Net loss	-	-	-	-	-	(8,929,537)	(8,929,537)

Balance, December 31, 2008	-	-	28,495,256	28,495	33,381,140	(36,996,720)	(3,587,085)

Cumulative effect of change in accounting principle	-	-	-	-	(3,237,954)	4,519,674	1,281,720

Warrants issued with 8% debentures	-	-	-	-	33,756	-	33,756

Reclassification of derivative liabilities	-	-	-	-	44,682	-	44,682

Shares issued upon conversion of debentures	-	-	345,664	346	125,550	-	125,896

Stock based compensation	-	-	-	-	555,711	-	555,711

Net loss	-	-	-	-	-	(5,883,055)	(5,883,055)

Balance, December 31, 2009	-	$-	28,840,920	$28,841	$30,902,885	$(38,360,101)	$(7,428,375)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(5,883,055)	$(8,929,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,275	715,679
Bad debts	1,398	-
Change in fair value of warrant liability	46,126	(3,068,251)
Change in fair value of conversion liability	1,108,458	-
Amortization of debt discount	7,859,150	941,206
Amortization of deferred debt issuance costs	449,052	78,448
Debt default penalty	2,642,749	-
Deferred interest and deferral fees	-	309,165
Stock based compensation expense	555,711	1,636,627
Fees paid with debenture	45,000	-
Noncash gain on extinguishment of debt	(9,613,684)	-
Deposit forfeitures, net	(606,815)	-
Fixed asset write off	15,866	-
Inventory write off	-	923,065
Change in provision for obsolete inventory	255,248	15,724
Impairment charge on intangible assest	-	1,450,888
(Increase) decrease in accounts receivable	(510,485)	(177,690)
(Increase) decrease in prepaids and other current assets	98,048	(120,051)
(Increase) decrease in deposits on raw materials held for production	23,680	337,344
(Increase) decrease in raw materials held for production	117,886	29,642
(Increase) decrease in work in progress inventory	1,213,689	(568,681)
(Increase) decrease in work in finished goods inventory	(60,741)	-
(Increase) decrease in deposits	59,251	114,776
Increase (decrease) in accounts payable and accrued expenses	(363,513)	(2,378,442)
Increase (decrease) in accounts payable - related parties	-	(57,244)
Increase (decrease) in accrued interest	1,390,600	31,689
Increase (decrease) in warranty reserve	90,281	171,038
Increase (decrease) in deferred rent	(56,929)	56,929
Increase (decrease) in deferred revenue	108,553	271,372

Net cash used in operating activities	(958,201)	(8,216,304)

Cash flows from investing activities:

Purchase of property and equipment	-	(69,151)

Net cash used in investing activities	-	(69,151)

Cash flows from financing activities:
Proceeds from issuance of 8% convertible debentures	1,127,321	8,500,000
Proceeds from note	100,000	-
Repayment of note	(100,000)	-
Payments on debt issuance cost	-	(527,500)
Proceeds from exercise of options/warrants	-	50,000

Net cash provided by financing activities	1,127,321	8,022,500

Net increase (decrease) in cash and cash equivalents	169,120	(262,955)
Cash and cash equivalents, beginning of period	76,645	339,600
Cash and cash equivalents, end of period	$245,765	$76,645

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$2,705	$253,356

Non-Cash Financial Activity:
Debt discount attributable to beneficial conversion feature	$-	$3,237,953
Debt discount attributable to warrants	-	3,087,307
Value of warrants issued as non-employee compensation included in prepaid expenses and other current assets	-	254,580
Warrant liability for warrants issued with debentures	639,522	-
Warrants issued with debentures	33,756	-
Derivative conversion feature liability of convertible debt	1,373,964	-
Liabilities settled with debentures and warrants	672,243	-
Debt converted to common stock	86,416	-
Conversion liability extinguished upon conversion of debt	75,410	-

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

Currently, our main OTP product is the ICT DisplayCard.  The ICT DisplayCard integrates the security of an OTP token directly into a card the size of a standard credit or debit card. A token is a portable physical device, typically in a key-fob form factor, that generates the OTP (also referred to as a one-time passcode).  At the push of a button, the ICT DisplayCard displays, a one-time passcode. During a transaction, this number is entered into a user interface with other information (such as the user’s static PIN and login name). This information is relayed to a backend system for multi-factor authentication. InCard does not provide the backend authentication server, but rather will integrate the ICT DisplayCard into authentication systems provided by other companies including distributors and other resellers of the ICT DisplayCard. The ICT DisplayCard’s authentication works like tokens issued by VASCO, RSA, and ActivIdentity, but in a more convenient, wallet-sized card. In December of 2009, we introduced the ICard, our new low cost OTP product intended to serve the masses.

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

As of December 31, 2009 and 2008, the Company has incurred net losses of $5,883,055 and $8,929,537, negative working capital of $216,058 and $826,664, has an accumulated deficit of $38,360,101 and $36,996,720 and stockholders’ deficiency of $7,428,375 and $3,587,085, respectively. Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until the third quarter of 2010. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at December 31, 2009.

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

As of March 15, 2010 the Company has approximately $239,000 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will be enough to fund our operations until or through the third quarter of 2010.

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

ACCOUNTS RECEIVABLE

Our sales to date have been to large credit card issuers and we have been successful in collecting for products and services. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At December 31, 2009 and 2008, based on our review of customer activity, we recorded an allowance for doubtful accounts of $61,398 and $60,000, respectively.

INVENTORY

The Company values its inventory at the lower of cost (first-in, first-out) or market. The Company uses estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated realizable value and charged to cost of goods sold in the period in which the facts that give rise to the adjustments become known.

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The cost incurred to acquire intangible assets, which are active and relate to products with a definitive life cycle, are amortized over the estimated useful life of three to five years. The Company assesses the carrying value of long-lived assets in accordance with ASC 360, "Property, Plant and Equipment". The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend.

Based on anticipated future income and cash flows and other factors relevant in the opinion of the Company’s management, certain intangibles were determined to be completely impaired during the year ended December 31, 2008.  See Note 5 – Intangible Assets.

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

MAJOR CUSTOMERS

Two customers accounted for 97% and 77% of the Company’s revenues for each of the years ended December 31, 2009 and 2008, respectively.

Two and three customers accounted for 87%  and 91% of our accounts receivable at December 31, 2009 and 2008, respectively.

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

Fair value measurements

Effective November 1, 2008, we adopted new accounting guidance pursuant to ASC 820 “Fair Value Measurements and Disclosure”, which established a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by previous guidance. Effective January 1, 2009, the Company adopted the provisions of new accounting guidance that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. Effective April 1, 2009, the Company adopted new accounting guidance which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. The adoptions of the provisions of ASC 820 did not have a material impact on our financial position or results of operations.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	245,765	-	-	245,765
Total Assets	245,765	-	-	245,765
Liabilities
Convertible debentures	-	-	4,867,576	4,867,576
Warrant Liability	-	-	470,592	470,592
Derivative liabilities	-	-	2,151,632	2,151,632
Total liabilities	-	-	7,489,800	7,489,800

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

Common equivalent shares are excluded from the computation of diluted loss per share if their effect would be anti-dilutive. There were 33,431,643 common share equivalents at December 31, 2009 and 14,113,016 at December 31, 2008. Common equivalent shares were excluded from the calculation of diluted loss per share for the years ended December 31, 2009 and 2008 as their inclusion would reduce diluted loss per share for those periods.

WARRANTY RESERVE

The Company generally warrants its products against defects over a period of one to three years. An accrual for estimated future costs relating to products returned under warrants is recorded as a charge to cost of sales when products are shipped. The accrual is based on a percentage of sales. This percentage was 10% through December 31, 2008, 3% for the period January 1 to September 30, 2009 and 2% effective October 1, 2009 (the changes in estimate based on historical trends). Activity in the accrued warranty reserve liability for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Balance at beginning of year	$198,854	$27,816
Charged to cost of sales	93,630	226,950
Deductions	(3,349)	(55,912)

Balance at end of year	$289,135	$198,854

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit, currently $250,000.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances to conform to current year presentation.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

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

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

NOTE 3 - DEPOSITS FOR RAW MATERIALS HELD FOR PRODUCTION

Deposits for raw materials are held by certain vendors, are not refundable and are made pursuant to agreements as discussed in Note 2 under Major Suppliers.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Computer equipment	$61,997	$75,431
Furniture and fixtures	-	1,608
Production equipment	291,550	339,888
	353,547	416,927
Less accumulated depreciation and amortization	(259,784)	(245,205)
TOTAL	$93,763	$171,722

Depreciation expense was $56,275 and $81,053 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company’s management valued intangible assets acquired in 2006 at $3,030,000. As of December 31, 2008 these intangible assets were determined to be fully impaired.  Accordingly, the Company recorded an impairment charge of $1,450,888 during 2008. This amount represented the entire unamortized carrying value of the intangible assets.

Amortization expense was $625,065 (prior to the impairment charge discussed above) for the year ended December 31, 2008.

NOTE 6 - 8% SENIOR SECURED CONVERTIBLE DEBENTURES

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

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective January 1, 2009, the conversion feature of our convertible debentures will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on January 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $6,061. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 101%; and (4) an expected life of the conversion feature of 2 years. At January 1, 2009 the Company has also recorded an additional discount related to the debentures of $1,287,781 as a result of the implementation of ASC 815.

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

At September 30, 2009 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at September 30, 2009 (prior to the debt extinguishment transactions described below) is $363,477. The fair value of the conversion feature was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the conversion feature of 1.4 years.

We recorded a charge of $357,416 during the nine months ended September 30, 2009, related to the change in fair value of the conversion feature during that period, prior to restructure.

The Company is accounting for the warrants, issued in connection with the debentures as derivative liabilities in accordance with ASC 815. At September 30, 2009, the warrant liability was valued at $347,010 (prior to the debt extinguishment transactions described below). The Company recorded a charge of $327,955 during the nine months ended September 30, 2009 related to the change in fair value of the warrant liability during that period, prior to restructure. The fair value of the warrant liability was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 121%; and (4) an expected life of the warrants of 3.4 years.

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

During the fourth quarter of 2009, certain debenture holders converted an aggregate of $86,416 of debentures into 345,664 shares of common stock. We recorded a credit of $21,893 related to the change in fair value of the conversion feature of the converted debentures through the dates of conversion. At the dates of conversion, we extinguished a conversion feature liability in the amount of $75,410. Since the conversion feature was accounted for as a liability, we have recorded a gain upon conversion of debt in the amount of $32,900.

At December 31, 2009 we recalculated the fair value of the re-priced conversion feature of the remaining Amended Debentures with price protection subject to derivative accounting and have determined that the fair value at December 31, 2009 is $1,558,072. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.335%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 161%; and (4) an expected life of the conversion feature of 1 year. We recorded a charge of $1,553,339 during 2009 related to the change in fair value of the conversion feature of the repriced debentures.

At December 31, 2009, we recalculated the fair value of the re-priced warrant liability for the warrants with price protection and have determined that the fair value at December 31, 2009 is $70,533. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.335%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 161%; and (4) an expected life of the warrants of 1 year. We recorded a credit of $42,365 at December 31, 2009 related to the change in fair value of the re-priced warrant liability.

We have recorded a gain on extinguishment of debt of approximately $1,438,000 as a result of the above transactions.

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

At December 31, 2009 we calculated the fair value of the conversion feature of the Amended Debentures with price protection subject to derivative accounting and have determined that the fair value at December 31, 2009 is $22,772. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.335%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 161%; and (4) an expected life of the conversion feature of 1 year. We recorded a credit of $29,941 at December 31, 2009 related to the change in fair value of the conversion feature.

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

At December 31, 2009, we calculated the fair value of the warrant liability for the warrants with price protection and have determined that the fair value at December 31, 2009 is $1,103. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.335%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 161%; and (4) an expected life of the warrants of 1 year. We recorded a credit of $1,451 at December 31, 2009 related to the change in fair value of the warrant liability.

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

At December 31, 2009 we calculated the fair value of the conversion feature of the Amended Debentures subject to derivative accounting and have determined that the fair value at December 31, 2009 is $570,788. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.335%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 161%; and (4) an expected life of the conversion feature of 1 year. We recorded a credit of $750,463 at December 31, 2009 related to the change in fair value of the conversion feature.

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

At December 31, 2009, we calculated the fair value of the warrant liability for the warrants with price protection and have determined that the fair value at December 31, 2009 is $274,184. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.335%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 161%; and (4) an expected life of the warrants of 1 year. We recorded a credit of $360,491 at December 31, 2009 related to the change in fair value of the warrant liability.

Repriced Consultant Warrants

In connection with the above transactions we have replaced 410,000 consultant warrants granted and fully vested in 2008 with Amended Warrants. At December 31, 2009, we calculated the fair value of the warrant liability for these warrants with price protection and have determined that the fair value at December 31, 2009 is $63,156. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 162%; and (4) an expected life of the warrants of 1.75 years. We recorded a charge of $63,156 at December 31, 2009 related to the change in fair value of the warrant liability.

2008 Debenture Transactions

On January 8, 2008, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 13 institutional and accredited investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Purchasers purchased $3.5 million of our 8% Senior Secured Convertible Debentures (“Debenture”). The Debenture: (i) bears interest at 8% per year, paid quarterly in cash or registered common stock, at the Company’s discretion; (ii) has a maturity of January 8, 2011, (iii) is convertible at the holder’s option into shares of common stock at $2.50 per share, (iv) is secured by all of the Company’s and its subsidiary’s assets including inventory, receivables, unencumbered equipment and intellectual property under the terms of a Security Agreement, and (v) has a forced conversion feature which allows the Company to force the conversion of the Debenture if the Company’s common stock trades above $5.00 for 20 consecutive trading days and certain other conditions are met. The Company also issued to the Purchasers five-year common stock purchase warrants to purchase 700,000 shares of common stock at an exercise price of $2.75 per share (the “Warrants”). The Company used the net proceeds of the financing for working capital requirements and to pay down certain obligations. The Debenture also contains customary events of default provisions. As part of the transaction, the Company agreed to: (i) cut its monthly burn rate to $600,000 (ii) be compliant with NASDAQ listing requirements; and (iii) obtain shareholder approval prior to effectuating a reverse stock split.

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

Upon review of ASC 815-40-05 the Company concluded that all applicable requirements for equity treatment on the conversion feature were met. The intrinsic value of the conversion feature amounting to $1,534,460 was calculated in accordance with ASC 470-20-30 and recorded as additional paid-in capital and a corresponding reduction of the carrying value of the Debenture.

The Company is accounting for the Warrants, issued in connection with the Debenture, as derivative liabilities in accordance with ASC 815 – Derivative and Hedging, and ASC 815-40-05. The warrant liability was valued at $1,464,459 at warrant issuance date. In accordance with ASC 815-40-05, the value of Warrants has been recorded as liability subject to marked-to-market revaluation at each period end. At December 31, 2008, the warrant liability was valued at $7,150. The Company recorded a gain on the change in fair value of warrant liability of $1,457,309. The Company uses the Black Scholes model to value the liability. The assumptions used at January 8, 2008 and December 31, 2008 included expected volatility of 118% and 88%, a risk free interest rate of 3.16% and 2.98% and expected life of 5 and 4.3 years, respectively.

The discount attributable to the issuance date intrinsic value of the conversion feature and fair value of Warrants totaling $2,998,918 is being amortized using the effective interest method over the term of the Debenture. During the year ended December 31, 2008, $444,458 of this discount was amortized to interest expense.

In connection with this Debenture, the Company incurred financing cost of $290,000. This financing cost was capitalized and amortized over the life of the Debenture using the effective interest method. During the year ended December 31, 2008, $42,980 of the capitalized financing cost was amortized to interest expense.

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

Upon review of ASC 815-40-05, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, paragraphs 12-32, the Company concluded that all applicable requirements for equity treatment on the conversion feature were met. The intrinsic value of the conversion feature amounting to $1,703,494 was calculated in accordance with ASC 470-20-3 and recorded as additional paid-in capital and a corresponding reduction of the carrying value of the Debenture.

The Company is accounting for the Warrants issued in connection with the Debenture, as derivative liabilities in accordance with ASC 815 – Derivative and Hedging and ASC 815-40-05. The warrant liability was valued at $1,622,848 at warrant issuance date. In accordance with ASC 815-40-05, the value of Warrants has been recorded as liability subject to marked-to-market revaluation at each period end. At December 31, 2008, the warrant liability was valued at $11,905. The Company recorded a gain on the change in fair value of warrant liability of $1,610,943. The Company uses the Black-Scholes model to value the liability. The assumptions used at April 15, 2008 and December 31, 2008 included expected volatility of 80% and 88%, a risk free interest rate of 2.68% and 2.98% and expected life of 5 and 4.5 years, respectively.

The discount attributable to the issuance date intrinsic value of the conversion feature and fair value of Warrants totaling $3,326,342 is being amortized using the effective interest method over the term of the Debenture. During the year ended December 31, 2008, $496,748 of this discount was amortized to interest expense.

In connection with this Debenture, the Company incurred financing cost of $237,500. This financing cost was capitalized and amortized over the life of the Debenture using the effective interest method. During the year ended December 31, 2008, $35,468 of the capitalized financing cost was amortized to interest expense.

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

NOTE 7 – NOTE PAYABLE

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

As a result of the restructuring of our 8% Senior Secured Convertible Debentures described above, the warrant was increased to 400,000 shares and the exercise price was reduced to $0.25 per share. At December 31, 2009, we recalculated the fair value of the re-priced warrant liability and have determined that the fair value at December 31, 2009 is $61,616. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 162%; and (4) an expected life of the warrants of 1.75 years. We recorded a charge of $59,322 during 2009 related to the change in fair value of the re-priced warrant liability.

NOTE 8 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

COMMON STOCK

The Company has 75,000,000 authorized shares of $0.001 par value common stock.

During the fourth quarter of 2009 the Company issued 345,664 shares of common stock upon conversion debentures in the amount of $86,416.

During 2008 the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options and received cash proceeds of $50,000.

During 2008 the Company issued 12,140 shares of common stock upon the cashless exercise of warrants.

NOTE 9- STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

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

	2009		2008
		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of period	1,544,758	$1.63	2,184,498	$1.97
Options granted	-	-	-	-
Options forfeited	(190,258)	$1.73	(589,740)	$2.95
Options expired	-	-	-	-
Options exercised	-	$-	(50,000)	$1.00

Outstanding at end of period	1,354,500	$1.62	1,544,758	$1.63

Exercisable at end of period	1,321,166	$1.59	1,451,425	$1.52

No options were granted under the 2004 Stock Incentive Plan during the years ended December 31, 2009 or 2008.

The weighted average remaining contractual lives of the options outstanding and options exercisable were as follows:

	Options outstanding	Options exercisable
December 31, 2009	3.71 years	3.67 years
December 31, 2008	6.26 years	6.01 years

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

The Company reserved a total of 4,000,000 shares of its common stock for issuance pursuant to the 2007 Equity Incentive Plan. A committee of the board of directors administers the 2007 Equity Incentive Plan. Stock options are generally granted with terms of up to ten years and vest over a period of five years under the 2007 Equity Incentive Plan. The administrator determines the exercise price of options granted under the 2007 Equity Incentive Plan, but the exercise price must not be less than 85% of the fair market value of the Company’s common stock on the date of grant. In the event the participant owns 10% or more of the voting power of all classes of the Company’s stock, the exercise price must not be less than 110% of the fair market value per share of the Company’s common stock on the date of grant. With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding stock or the outstanding stock of any parent or subsidiary of the Company, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options; however, no option will have a term in excess of 10 years from the date of grant. Awards in excess of the 4,000,000 shares reserved under the 2007 Plan will be considered made from the 2010 Equity Compensation Plan, described in Note 12, upon formal board approval of the 2010 Plan.

Without further stockholder approval, the 2007 Equity Incentive Plan may not issue incentive stock options after September 2017.

A summary of stock option activity and weighted average exercise prices for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
		WEIGHTED AVERAGE EXERCISE PRICE		WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at beginning of period	2,433,177	$0.80	68,511	$2.76
Options granted	2,872,000	0.20	3,414,666	1.20
Options forfeited	(600,000)	1.55	(1,050,000)	2.25
Options expired	-	-	-	-
Options exercised	-	-	-	-

Outstanding at end of period	4,705,177	$0.33	2,433,177	$0.80

Exercisable at end of period	1,252,402	$0.43	364,719	1.77

The weighted average remaining contractual lives of the options outstanding and options exercisable, which had exercise prices ranging from $0.06 to $2.76, were as follows:

	Options outstanding	Options exercisable
December 31, 2009	7.75 years	8.57 years
December 31, 2008	9.54 years	9.24 years

In April 2009 the Company’s board of directors approved stock option awards to two employees aggregating 150,000 shares of common stock, 100,000 options with an exercise price of $0.072 per share and vest over one year and 50,000 options with an exercise price of $0.062 per share and vest over three years. Both options expire after five years.

In July 2009 the Company’s board of directors approved stock option awards to its directors aggregating 825,000 shares of common stock with an exercise price of $0.18 per share. These options vest over one year. All options expire after ten years. The options had an aggregate grant date fair value of $55,146.

In July 2009 the Company’s board of directors approved stock option awards to employees aggregating 927,000 shares of common stock with an exercise price of $0.18 per share. These options vest one third on the one year anniversary of the grant and the remaining two thirds vest quarterly over the following two years. Of these options, 525,000 expire after ten years and 382,000 expire after five years. The options had an aggregate grant date fair value of $95,040.

In July 2009 the Company’s board of directors approved stock option awards to consultants aggregating 170,000 shares of common stock with an exercise price of $0.18 per share. These options vest one third on the one year anniversary of the grant and the remaining two thirds vest quarterly over the following two years. All options expire after five years. The options will be valued as they vest, with estimated compensation cost recorded between vesting periods.

During the fourth quarter of 2009 the Company’s board of directors approved a stock option award to a director aggregating 100,000 shares of common stock with an exercise price of $0.35 per share. These options vest over one year. All options expire after ten years. The options had an aggregate grant date fair value of $16,661.

During the fourth quarter of 2009 the Company’s board of directors approved stock option awards to employees aggregating 395,000 shares of common stock with exercise prices of $0.18 - $0.35 per share. These options vest one third on the one year anniversary of the grant and the remaining two thirds vest quarterly over the following two years. The options expire after five years. The options had an aggregate grant date fair value of $71,987.

During the fourth quarter of 2009 the Company’s board of directors approved stock option awards to consultants aggregating 305,000 shares of common stock with exercise prices of $0.18 - $0.35 per share. These options vest one third on the one year anniversary of the grant and the remaining two thirds vest quarterly over the following two years. All options expire after five years. The options will be valued as they vest, with estimated compensation cost recorded between vesting periods.

The Company recorded $14,597 and $689,030 of compensation expense for consultant stock options during the years December 31, 2009 and 2008, respectively, which is included in the administrative expense category.

The Company recorded $541,114 and $947,597 of compensation expense for employee stock options during the years ending December 31, 2009 and 2008, respectively, which is included in the administrative expense category. At December 31, 2009 and 2008, there was a total of $644,429 and $1,520,380, respectively, of unrecognized compensation costs related to the non-vested share-based employee compensation arrangements under the 2004 and 2007 Plans. The cost is expected to be recognized as follows: 2010, $337,973; 2011, $156,584; 2012, $121,923; and 2012, $27,949. The weighted average grant date fair value per share for options granted in 2009 and 2008 was $0.11 and $1.09, respectively.  The intrinsic value of total outstanding options and total exercisable options were $284,080 and $107,200, respectively, as of December 31, 2009.

The Black Scholes assumptions used are listed below:
	2009	2008
Risk free interest rate	0.335% - 1.00%	1.35% - 3.73%
Dividends	-	-
Volatility factor	113% - 162%	102%
Expected life	0.625 – 1.75 years	10 years
Annual forfeiture rate	-	10%

STOCK WARRANTS

The following summarizes the warrant transactions:
	Warrants Outstanding	Weighted-Average Exercise Price

Outstanding, December 31, 2007	4,614,598	$1.43
Granted	2,118,064	$2.68
Expired	(12,860)	$1.25
Exercised	(12,140)	$1.25
Outstanding, December 31, 2008	6,707,662	$1.83
Granted	3,900,175	$0.25
Expired/Cancelled	(2,268,064)	$2.72
Exercised	-	$-
Outstanding, December 31, 2009	8,339,773	$0.84

Exercisable, December 31, 2009	8,339,773	$0.84

The weighted-average remaining contractual life of the 8,339,773 warrants outstanding as of December 31, 2009 is 1.92 years.

During 2009, the Company repriced 700,000 of the warrants issued in 2008 in connection with its 8% Senior Secured Debentures (see Note 6).

During 2009, the Company repriced the 410,000 warrants issued in 2008 as payment for services (see Note 6).

During 2009, the Company cancelled 1,008,064 warrants issued in 2008 in connection with its 8% Senior Secured Debentures (see Note 6).

During 2009, the Company issued 2,390,175 warrants in connection with its 2009 debentures and debt settlement (see Note 6).

During 2009, the Company issued 400,000 warrants in connection with a note payable (see Note 7).

During 2008, the Company issued 1,708,064 warrants in connection with its 8% Senior Secured Debentures (see Note 6).

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

NOTE 10 - PROVISION FOR INCOME TAXES

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

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	2009	2008
Federal income tax at statutory rates	34%	34%
Nontaxable items	-53%	-%
Change in fair value of warrants	-%	12%
Section 382 limitation	-%	(12)%
Return to provision	-%	(2)%
Current year tax credit	-%	2%
State income taxes, net of federal benefit	-7%	7%
Change in valuation allowance	26%	(37	) %
Other	-%	(4)%
Effective income tax rate	0%	0%

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets and (liabilities) consisted of the following:

	2009	2008
Benefits from NOL carryforwards	$8,419,000	$10,103,826
Tax credit carryforward	268,000	268,133
Differences in financial statement and tax accounting for:
Stock compensation	1,661,000	1,471,870
Accruals	-	168,201
Inventory	-	49,291
Deferred revenue	-	501,210
Beneficial conversion feature	-	(1,180,481
Depreciation and amortization	-	1,564,649
State income tax	(557,000)	(909,192)
Other	-	-
Total Deferred tax assets (gross)	9,791,000	12,037,507
Less Valuation allowance	(9,791,000)	(12,037,507)
Total Deferred Tax assets, net	$-	$-

A valuation allowance has been established due to the uncertainty of realizing certain net operating loss (“NOL”) carryforwards and the other deferred tax assets. The Company had net operating loss (“NOL”) carryforwards at December 31, 2009 and 2008 of approximately $20.6 million and $23.8 million, respectively, for federal income tax purposes and an aggregate of $19.5 million and $22.7 million, respectively, for state income tax purposes. The Company also has Federal research tax credit carryforwards of $130,680 for the years ended December 31, 2009 and 2008 and State research tax credit carryforwards of $137,453 for the years ended December 31, 2009 and 2008, respectively. The Company’s Federal and State NOL carryforwards will be available to offset taxes through December 31, 2029.

For the years ended December 31, 2009 and 2008, the cumulative unrecognized tax benefit was $114,915 which was netted against deferred tax assets with a full valuation allowance, and if recognized there will be no effect on the Company’s effective tax rate. Following is a reconciliation of the beginning to ending cumulative unrecognized tax benefits.

	December 31,
	2009	2008
Beginning unrecognized tax benefits	$114,915	$-
Increase for tax positions in prior years	-	66,788
Increase in tax positions for current year	-	48,127
Ending unrecognized tax benefits	$114,915	$114,915
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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2009 and 2008, the Company did not recognize any interest or penalties.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASE

The Company leases office space on a month-to-month basis.

Rent expense was $50,826 and $161,499 for the years ended December 31, 2009 and 2008, respectively.

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

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to December 31, 2009:

The Company issued 352,667 shares of common stock upon the exercise of options.

The Company issued 1,364,975 shares of common stock upon the conversion of debentures aggregating $341,244.

On February 22, 2010, our Board  and Compensation Committee approved the 2010 Equity Compensation Plan (“2010 Plan”).  The 2010 Plan permits the granting of up to 6,000,000 shares of common stock through the issuance of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock, Stock Appreciation Rights, Restricted Stock Units, Performance Units, Performance Shares and Other Stock Based Awards to our employees, directors and consultants.  We anticipate submitting the plan for shareholder approval during the following 12 months.  In the event the Plan is not approved by our shareholders during this time, the 2010 Plan will be considered a non-qualified plan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (December 31, 2009). Based on such evaluation, which disclosed material weaknesses as noted below, our CEO and CFO has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)   Based on our assessment at December 31, 2009, management believes that our internal control over financial reporting was not effective based on criteria set forth by the COSO. The following material weaknesses were identified in our internal control over financial reporting at December 31, 2009:

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

We intend to remediate these material weaknesses during 2010. We have implemented the use of a financial closing checklist or to ensure that all items have been considered for inclusion in this report. Our CEO has increased oversight of operations and review of activity. As concerns the material weakness relating to segregation of duties, we are re-examining our procedures to include compensating controls and minimize the risk associated with having limited resources in the accounting department.

Notwithstanding these material weaknesses, we believe that our financial condition, results of operations and cash flows presented in this Annual Report are fairly presented in all material respects. We base our conclusion on our ability to substantiate, with a high degree of confidence, the small number of significant general ledger accounts that comprise our financial statements.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9B.	OTHER INFORMATION

During the first quarter of 2010, we issued a number of securities.  For a further description of the transactions, please refer to the section of this Annual Report entitled “Recent Sale of Unregistered Securities” contained in Item 5.
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.  Our executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until they resign, is removed by the Board, or their successor is elected and qualified.  Information regarding our directors and executive officers is presented below.

Name	Positions with Company	Age	Director Since
W. Robert Ramsdell	Director	68	2007
Richard Nathan	Director, Chief Executive Officer and Principal Financial Officer	68	2007
Scott V. Ogilvie	Director	55	2006
Harry L. Tredennick, III	Director	63	2007
Joe Zelayeta	Director	63	2009
John Ward III	Director	62	2010

W. Robert Ramsdell has served as a director since June 2007. Mr. Ramsdell has been engaged in private investments in micro cap companies since 1990.  From 1973 until his retirement in 1990, Mr. Ramsdell was senior partner, director of research and office manager of Cantor Fitzgerald & Co. in Los Angeles, engaged in the institutional equity business.  Mr. Ramsdell’s prior experience regarding investment banking and financial expertise give him the qualifications and skill to serve as a director.

Richard J. Nathan has served as a director since December 2007.  During this period, Mr. Nathan resigned from the board from September to November 2008.  Mr. Nathan has served as our Chief Executive Officer and Principal Financial Officer since November 17, 2008.   Mr. Nathan was a Vice President of operations at Commodore Corporation and Vice President of worldwide operations at Atari Corporation. He founded JigSaw tek, Inc. in May 2001, where he served as the Chief Executive Officer until 2005. The company marketed high-end, integrated circuit packaging solutions using proprietary, patent-pending embedded silicon technology. Since that time, Mr. Nathan has pursued personal and professional interests and investments in various technology industries. Mr. Nathan attended Denver University and majored in physics. He also attended Adelphi University and completed numerous graduate and undergraduate courses in various science and business disciplines. He has authored or co-authored eight U.S. patents.  Mr. Nathan’s past business experience in start-up and electronic technologies gives him the qualifications and skill to serve as a director.

Scott V. Ogilvie has served as a director since December 2006.   Mr. Ogilvie is President of AFIN International, Inc. a private equity/business advisory firm, which he founded in 2006.  Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, ("Gulf") a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August of 2006.  Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he has held from 2001 to 2007.  He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR), GenSpera, Inc. (OTCBB:GNSZ) and Preferred Voice Inc, (OTCBB:PRFV).  We took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development and believe Mr. Oglivie’s past experience in these fields gives him the qualifications and skill to serve as a director..

Harry L. Tredennick III has served as a director since December 2007. Mr. Tredennick serves as a technology analyst for Gilder Publishing. His area of expertise is leading-edge components and he writes and speaks on topics related to microprocessors, programmable logic, reconfigurable systems, and MEMS (microelectromechanical systems). He has held this position since August 2000. He has held engineering and research positions at Motorola and IBM and was once Chief Scientist at Altera. Dr. Tredennick was named a Fellow of the IEEE for his contributions to microprocessor design. He received his Ph.D. in Electrical Engineering from the University of Texas, Austin. He received his MSEE and BSEE in Electrical Engineering from Texas Tech University, where he has been named a Distinguished Engineering Graduate.  We believe that Mr. Tredennick’s business experience with regard to microprocessors and logic design, history of working with startups, and experience with  military authentication and security applications are complementary to our future market opportunities and accordingly, give him the qualifications and skill to serve as a director.

Joe Zelayeta has served as a director since October 2009.   Since 2006, Mr. Zelayeta has been advising companies with regard to merger and acquisition activities as well as technology development.  From 1981 to 2006, Mr. Zelayeta was employed by LSI Logic Corporation as part of the executive management team in several senior executive positions.  Mr. Zelayeta was a member of the Board of Directors of the Semiconductor Research Corporation (SRC) representing LSI Logic as well as a member of the Technology Strategy Committee of the Semiconductor Industry Association (SIA).  Mr. Zelayeta has a BS in Chemistry from the University of Nevada.  We believe that Mr. Zelayeta’s past business experience regarding innovative technologies  give him the qualifications and skill to serve as a director.

John Ward III has served as a director of the Company since January 2010. Mr. Ward previously held positions with the Company since 2004, including a directorship from August 2004 through December of 2007.  During that time, Mr. Ward also served as the Company’s Chairman and Chief Executive Officer from August 2006 to September of 2007.   He was previously the Chairman of the Board and Chief Executive Officer of Doral Financial (NYSE:DRL), a consumer finance and bank holding company, and the Chairman of the Board of Directors and Chief Executive Officer of American Express Bank and President of Travelers Cheque Group.  Mr. Ward joined American Express following a 27-year career at Chase Manhattan Bank, during which he held various senior posts in the United States, Europe and Japan.  His last position at Chase Manhattan Bank was that of Chief Executive Officer of ChaseBankCard Services, which he held from 1993 until 1995.  During the past 5 years, Mr. Ward served as a director of Primus Guaranty, Ltd. (NYSE:PRS), and Industrial Enterprises of America (Nasdaq: IEAM).  He has also served on the board of ‘mktg,inc.’ (NasdaqCM: CMKG).  In addition to Mr. Ward’s extensive experience in the consumer credit market, his former experience with credit and risk management as Senior Credit Policy Officer at Chase Manhattan Bank is relevant to understanding the risks and opportunities that the Company faces in its current business lines, as well as those it plans to pursue and give him the qualifications and skill to serve as a director.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2009:

Name of Reporting Person	Type of Report Filed Late	No. of Transactions Reported Late
W. Robert Ramsdell	Form 4	1
Scott V. Ogilvie	Form 4	3
Richard Nathan	Form 4	2
Harry L. Tredennick III	Form 4	3

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

Board of Directors Structure and Committee Composition

In 2009, our board of directors consisted of six directors.  We currently do not have a designated Chairman.  Our board of directors established the following three standing committees: (1) an Audit Committee, (2) a Governance and Nominating Committee, and (3)  Compensation Committee.  Each of the committees operates under a written charter adopted by the board of directors. All of the committee charters are available on our web site at www.incard.com.

Each director attended at least 75% of all board of directors and applicable committee meetings.  The committee membership and the function of each of the committees are described below.

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee

Nick Tredennick	Member

Scott Ogilvie	Member	Member	Member

W. Robert Rammsdell	Member	Member	Member

Audit Committee

We have a designated audit committee in accordance with section 3(a)(58)(A) of the Exchange Act.

The Audit Committee assists the directors in fulfilling their oversight responsibilities. The Audit Committee will oversees and reviews the financial reporting process, the system of internal controls, the audit process and the Company’s process for monitoring compliance with laws and regulations. In performing its duties, the Audit Committee maintains free and open communication between the directors, the independent auditors and the financial management of the Company. The Audit Committee is intended to provide an independent and, as appropriate, confidential forum in which interested parties can freely discuss information and concerns.   The committee operates under a written charter approved by the Board, a copy of which may be found on our website, http://www.incardtech.com. The committee meets at least quarterly with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select and engage the independent accountants, assess the adequacy of our staff, management performance and procedures in connection with financial controls and receive and consider the accountants’ comments on our internal controls.

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

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of our executive officers.  The compensation committee also oversees our general compensation policies with regard to our general employee.  The committee operates under a written charter approved by the Board, a copy of which may be found on our website, http://www.incardtech.com .

We do not have a formal policy with regard to the consideration of diversity in identifying Director nominees, but the Nominating and Corporate Governance Committee strives to nominate Directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee our businesses.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for overseeing and, as appropriate, making recommendations to the Board regarding, membership and constitution of the Board and its role in overseeing the affairs of the Company to assure that it is in compliance with all applicable regulations.  The committee operates under a written charter approved by the Board, a copy of which may be found on our website, http://www.incardtech.com .

There has been no change material change to the procedures by which security holders may recommend nominees to our board of directors since we last provided such disclosure in our definitive proxy statement filed with the SEC in connection with our 2008 annual meeting.

Independent Directors

Our board of directors has determined that Messrs, Ramsdell, Ogilvie, Tredennick and Zelayeta are each “independent” as that term is defined by the NASDAQ rules.

Board Leadership Structure

The Board currently does not have a designated Chairperson.  Instead, a chairperson is selected at each meeting.  Notwithstanding, our Bylaws provide that any power exercisable by the Chairperson is also exercisable by our Board or our Chief Executive Officer.  The Board does not have a policy on whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for our company and business at that time.   The Board believes that its current leadership structure is appropriate given our size of operations, our limited number of employees and the fact that we only have one executive officer.  Our board is however comprised of a majority of independent members, all of who serve on our standing committees.

Our risk management program is overseen by our Chief Executive Officer. Material risks are identified and prioritized by management, and each prioritized risk is referred to a Board Committee or the full Board for oversight. For example, strategic risks are referred to the full Board while financial risks are referred to the audit Committee. The Board regularly reviews information regarding our liquidity and operations, as well as the risks associated with each.  Also, the Compensation Committee periodically reviews the most important risks to our business to ensure that compensation programs do not encourage excessive risk-taking and promote our goals and objectives.

ITEM 11.          EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Nathan	2009	240,000	83,587	-	55,013	(2), (7)(8)	-	-	-	378,600
Chief Executive	2008	30,000	-	-	202,903	(3), (4)	-	-	-	232,903
Officer/ (PEO)
Chief Financial
Officer/ (PFO) (1)

Steven Delcarson	2009	-	-	-	-		-	-	-	-
Former Chief Executive	2008	407,102	-	-	2,041,586	(5)	-	-	-	2,448,688
Officer

Charles Caporale	2009	-	-	-	-		-	-	-	-
Former Chief Financial	2008	204,167			408,317	(6)				612,484
Officer

Nick Leung	2009	-	-	-	-		-	-	-	-
Former Product Manager	2008	158,032	-	-	-		-	-	-	158,032

(1) Mr. Nathan was appointed Chief Executive Officer and Chief Financial Officer on November 17, 2008 when Mr. Delcarson’s contract terminated.

(2) Mr. Nathan was awarded an option grant on July 22, 2009 in the amount of 525000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $0.18 per share; (ii) fair value of a share of common stock of $0.18; (iii) volatility of 122%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.50%; and (vi) estimated life of 1.75 years.

(3) Mr. Nathan was awarded an option grant on February 25, 2008 in the amount of 63,333 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $1.95 per share; (ii) fair value of a share of common stock of $1.95; (iii) volatility of 102%; (iv) dividend rate of 0%; (v) risk free interest rate of 3.41%; and (vi) estimated life of 10 years.

(4) Mr. Nathan was awarded an option grant on November 17, 2008 in the amount of 1,000.000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $0.10 per share; (ii) fair value of a share of common stock of $0.10; (iii) volatility of 102%; (iv) dividend rate of 0%; (v) risk free interest rate of 2.32%; and (vi) estimated life of 10 years.

(5) Mr. Delcarson was awarded an option grant on March 27, 2008 in the amount of 1,000,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $2.25 per share; (ii) fair value of a share of common stock of $2.25; (iii) volatility of 102%; (iv) dividend rate of 0%; (v) risk free interest rate of 2.815%; and (vi) estimated life of 10 years. All of Mr. Delcarson’s awards were forfeited due to termination of employment.

(6) Mr. Caporale was awarded an option grant on March 27, 2008 in the amount of 200,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $2.25 per share; (ii) fair value of a share of common stock of $2.25; (iii) volatility of 102%; (iv) dividend rate of 0%; (v) risk free interest rate of 2.815%; and (vi) estimated life of 10 years. All of Mr. Caporale’s awards were forfeited due to termination of employment.

(7) Mr. Nathan’s total bonus for 2009 was $125,381. Mr. Nathan forwent $41,794 of his bonus and allocated this amount to the employee bonus pool.
(8)  Does not include 100,000 options granted on July 22, 2009 as compensation for serving on our board of directors.  Please see the Director Compensation table.

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

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Nathan	36,945	-	26,388	$1.95	02/25/18	-	-	-	-
Chief Executive Officer and Chief Financial Officer	500,000	-	500,000	$0.10	11/17/18	-	-	-	-
	43,750	-	56,250	$0.18	07/22/19	-	-	-	-
		-	525,000	$0.18	07/23/19	-	-	-	-

Director Compensation

The following table summarizes the compensation for our board of directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Donald Joyce	-	-	10,027	(1),(3)	-	-	-	10,027

Richard Nathan	-	-	6,684	(1)	-	-	-	6,684

W.Robert Ramsdell	-	-	16,711	(1)	-	-	-	16,711

Scott Ogilvie	-	-	13,369	(1)	-	-	-	13,369

Harry L. Tredennick	-	-	8,355	(1)	-	-	-	8,355

Joseph Zelayeta	-	-	16,661	(2)	-	-	-	16,661

(1) Mr. Joyce, Mr. Nathan, Mr. Ramsdell, Mr. Ogilvie and Mr. Tredennick were awarded option grants on July 22, 2009 in the amounts of 150,000 shares, 100,000 shares, 250,000 shares, 200,000 shares and 125,000 shares, respectively. The grants were valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $0.18 per share; (ii) fair value of a share of common stock of $0.18; (iii) volatility  of 122%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.5%; and (vi) estimated life of .625 years.

(2) Mr. Zelayeta was awarded an option grant on October 13, 2009 in the amount of 100,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $0.35 per share; (ii) fair value of a share of common stock of $0.35; (iii) volatility  of 161%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.335%; and (vi) estimated life of .625 years.

(3) Mr. Joyce resigned from the board on November 2, 2009. Upon that date, 93,750 unvested options were terminated. The 56,250 vested options  could be exercised up until January 31, 2010 at which time they terminated.

Director Compensation Plan

On July 22, 2009, we amended our non-executive board compensation policy (“Policy”).  Pursuant to the terms of the Policy, non-employee directors will be entitled to the following compensation for service on our board of directors:

First Year Grant.  Upon joining the board, members will receive options to purchase 100,000 common shares. The options shall vest as follows: (i) 25,000 shall vest on the one month anniversary of joining the Board; and (ii) 75,000 shall vest quarterly over a one year period commencing on the date such Director joins the Board.

Annual Grant.  Starting on the first year anniversary of commencing service as a board member, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 50,000 shares of common stock. These Annual Grants will vest quarterly during the year.

Committee Grant.  Each Director will receive options to purchase an additional 25,000 shares for each committee on which he or she serves. These Committee Grants will vest quarterly during the year.

Special Committee Grants.   From time to time, board members may be requested by the board to provide extraordinary services by way of serving on a special committee.  These services may include such items as the negotiation of key contracts, assistance with technology issues, or such other items as the general board deems necessary and in the best interest of the Company and its shareholders.  In such instances, the board of directors should have the flexibility to issue special committee grants.   The amount of such grants would vary commensurate with the function and tasks of the special committee.

Measure Date.  For purposes of this plan, all current directors will be considered first year directors and be eligible for the First Year Grant.  Irrespective on when a director joined the Board, all current directors shall have as their anniversary date the date that this plan is approved by the Board.  All subsequent directors will have as their measure date the date on which they accepted appointment to the Board.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2010, information regarding beneficial ownership of our capital stock by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named executive officers
W. Robert Ramsdell	337,500	242,261	579,761	1.9%
Richard Nathan	150,000	603,749	753,749	2.4%
Scott Ogilvie	-	219,250	219,250	* %
Harry L. Tredennick	-	189,165	189,165	* %
Joe Zelayeta	-	62,500	62,500	* %
John Ward III	-	543,750	543,750	1.7%
All directors and executive officers as a group (6 persons)	487,500	1,860,675	2,348,175	7.2%
Beneficial Owners of 5% or more
Alan Finkelstein	2,433,947	400,625	2,834,572	9.1%

*	Less than one percent.

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

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 30,558,562 shares of common stock issued and outstanding as of March 15, 2010.

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

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years resulting from that employment relationship or transaction is incorporated by reference from Item 11 of this Annual Report.

Information regarding disclosure of compensation to a director is incorporated by reference from Item 11 of this Annual Report.

Director Independence

Information regarding director independence required by this Item is incorporated by reference from Item. 10 of this Annual Report from the section entitled “Director Independence.”

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2009 and 2008 fiscal years:

Type of Fees	2009	2008

Audit Fees	218,208	98,269

Audit Related Fees	104,374	122,010

Tax Fees	2,500	3,500

All Other Fees	15,025	14,665

Total Fees	$340,107	$238,444

Pre-Approval of Independent Auditor Services and Fees

Our audit committee reviewed and pre-approved all audit and non-audit fees for services provided by our auditors and has determined that the provision of such services to us during fiscal 2009 and in connection with the audit of our 2009 fiscal year financials is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC.   Our auditor did not provide us with any services, other than those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.            Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.

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

INNOVATIVE CARD TECHNOLOGIES, INC

Dated: March 31, 2010	By:	/S/ Richard Nathan
Richard Nathan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Richard Nathan	Chief Executive Officer, Chief Financial Officer and Director (Principal	March 31, 2010
Richard Nathan	Executive Officer and Principal Accounting Officer)

/s/ Joe Zelayeta	Director	March 31, 2010
Joe Zelayeta

/s/ W. Robert Ramsdell	Director	March 31, 2010
W. Robert Ramsdell

/s/ Scott V. Ogilvie	Director	March 31, 2010
Scott V. Ogilvie

/s/ Harry L. Tredennick III	Director	March 31, 2010
Harry L. Tredennick III

/s/ John Ward III	Director	March 31, 2010
John Ward III

INDEX TO EXHIBITS

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Innovative Card Technologies, Inc. filed on 5/11/05		10-K	3.01(i)	001-33353	5/15/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Innovative Card Technologies, Inc. filed on 12/21/07		8-K	3.1	001-33353	1/2/08

3.03(ii)	Amended and Restated Bylaws of Innovative Card Technologies, Inc. adopted on May 5, 2005		10-K	3.03(ii)	001-33353	5/15/09

10.01**	2004 Stock Incentive Plan as amended		S-8	10.1	333-137033	3/25/08

10.02	Form of Warrant pursuant to private placement dated October 19, 2005		8-K	4.1	000-51260	10/25/05

10.03	Form of Warrant issued to TR Winston & Company, LLC dated May 30, 2006		8-K	4.1	000-51260	5/31/06

10.04	Form of Securities Purchase Agreement dated May 30, 2006		8-K	10.1	000-51260	5/31/06

10.05	Form of Registration Rights Agreement dated May 30, 2006		8-K	10.2	000-51260	5/31/06

10.06	Licensing Agreement dated September 26, 2006 by and between Innovative Card Technologies, Inc. and NCryptone, SA as license		SB-2	10.35	333-135715	7/12/06

10.07	Licensing Agreement dated September 26, 2006 by and betweenNCryptone, SA as licensor and Innovative Card as license		SB-2	10.36	333-135715	7/12/06

10.08	Form of Indemnification Agreement for Executive Officers and Directors of Innovative Card Technologies, Inc.		8-K	10.1	001-33353	3/23/07

10.09**	2007 Equity Incentive Plan		10-QSB	10.44	001-33353	11/19/07

10.10	Form of Indemnification Agreement entered into between the Company and Messrs. Delcarson and Caporale		8-K	10.1	001-33353	11/29/07

10.11	Form of Securities Purchase Agreement Dated January 8, 2008		8-K	10.1	001-33353	1/9/07

10.12	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008	8-K	10.2	001-33353	1/9/07

10.13	Form of Common Stock Purchase Warranted issued January 8, 2008	8-K	10.3	001-33353	1/9/07

10.14	Form of Registration Rights Agreement dated January 8, 2008	8-K	10.4	001-33353	1/9/07

10.15	Form of Security Agreement dated January 8, 2008	8-K	10.5	001-33353	1/9/07

10.16	Form of Subsidiary Guarantee dated January 8, 2008	8-K	10.6	001-33353	1/9/07

10.17	Form of Securities Purchase Agreement Dated April 15, 2008	8-K	10.1	001-33353	4/16/08

10.18	Form of 8% Senior Secured Convertible Debenture issued April 15, 2008	8-K	10.2	001-33353	4/16/08

10.19	Form of Common Stock Purchase Warranted issued April 15, 2008	8-K	10.3	001-33353	4/16/08

10.20	Form of Registration Rights Agreement dated April 15, 2008	8-K	10.4	001-33353	4/16/08

10.21	Form of Security Agreement dated April 15, 2008	8-K	10.5	001-33353	4/16/08

10.22	Form of Subsidiary Guarantee dated April 15, 2008	8-K	10.6	001-33353	4/16/08

10.23**	Form of Executive Employment Agreement of Vincent M. Schiavo, dated as of May 22, 2008	8-K	10.1	001-33353	5/27/08

10.24**	Employment Agreement of Mr. Richard Nathan dated February 20, 2009	8-K	10.01	001-33353	2/24/09

10.25	Assignment of Debenture and Common Stock Warrants Agreement with EMC	8-K	10.01	001-33353	7/17/09

10.26	Waiver, Amendment and Exchange Agreement	8-K	10.16	001-33353	10/05/09

10.27	Debenture & Warrant Purchase Agreement	8-K	10.17	001-33353	10/05/09

10.28	Form of Amended Debenture dated September 30, 2009	8-K	10.18	001-33353	10/05/09

10.29	Form of Amended Warrant dated September 30, 2009	8-K	10.19	001-33353	10/05/09

14.01	Code of Ethics		10-KSB	14.0	000-51260	3/20/06

21.1	List of Subsidiaries		SB-2	21.1	333-119814	10/19/04

23.1	Consent of RBSM, LLP	*

23.2	Consent of SingerLewak LLP	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.