Form 10-Q
period 2010-03-31
INNOVATIVE CARD TECHNOLOGIES INC
filed 2010-05-17
CIK 1300578

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010
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

☒ Yes    ☐    No

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

As of May 10, 2010 there were 30,558,562 shares of common stock, $.001 par value, issued and outstanding.

Innovative Card Technologies, Inc.

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$186,306	$245,765
Accounts receivable, net of allowance for doubtful accounts of $61,398 and $61,398, respectively	399,582	699,854
Prepaids and other current assets	56,983	76,130
Deposits on raw materials held for production	70,448	165,138
Raw materials held for production	114,416	134,754
Work in progress inventory, net	138,729	107,212
Finished goods inventory	38,053	34,421
Total current assets	1,004,517	1,463,274

Property and equipment, net	80,393	93,763
Deposits	3,720	3,720

Total assets	$1,088,630	$1,560,757

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$805,781	$912,271
Accrued interest	29,837	27,737
Warranty reserve	299,821	289,135
Deferred revenue	496,472	450,189
8% convertible debentures, net of discount of $718,896 at March 31, 2010	4,702,188	-
Total current liabilities	6,334,099	1,679,332

8% convertible debentures, net of discount of $1,074,752 at December 31, 2009	-	4,687,576
Warrant liability	497,351	470,592
Derivative liability	1,560,693	2,151,632

Total liabilities	8,392,143	8,989,132

Stockholders' deficit

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 30,558,562 and 28,840,920 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	30,558	28,841
Additional paid-in capital	31,438,592	30,902,885
Accumulated deficit	(38,772,663)	(38,360,101)
Total deficiency in stockholders' equity	(7,303,513)	(7,428,375)

Total liabilities and deficiency in stockholders' equity	$1,088,630	$1,560,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

Revenues	$741,079	$534,223
Cost of goods sold	669,614	586,960

Gross profit/(loss)	71,465	(52,737)

Operating expenses
Administrative	471,873	549,914
Consulting fees	-	15,593
Professional fees	80,998	72,199
Research and development	75,149	43,209

Total operating expense	628,020	680,915

Loss from operations	(556,555)	(733,652)

Other income (expense)
Change in fair value of warrant and conversion liability	351,764	(103,267)
Gain on extinguishment of debt	136,321	-
Interest income	18	29
Interest expense	(344,110)	(10,069,379)

Total other income (expense)	143,993	(10,172,617)

Loss before provision for income taxes	(412,562)	(10,906,269)

Provision for income taxes	-	-

Net loss	(412,562)	(10,906,269)

Basic and diluted loss per share	$(0.01)	$(0.38)

Weighted average shares outstanding, basic and diluted	29,761,986	28,495,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(412,562)	$(10,906,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,370	17,076
Change in fair value of warrant liability	26,759	57,220
Change in fair value of conversion liability	(378,523)	46,047
Amortization of debt discount	342,010	6,671,835
Amortization of deferred debt issuance costs	-	449,052
Debt default penalty	-	2,642,749
Stock based compensation expense	104,545	144,083
Noncash gain on extinguishment of debt	(136,321)	-
Change in provision for obsolete inventory	40,771	106,585
(Increase) decrease in accounts receivable	300,272	(11,363)
(Increase) decrease in prepaids and other current assets	19,147	43,879
(Increase) decrease in deposits on raw materials held for production	94,690	(3,751)
(Increase) decrease in raw materials held for production	15,909	(213,604)
(Increase) decrease in work in progress inventory	(67,859)	255,412
(Increase) decrease in finished goods inventory	(3,632)	-
(Increase) decrease in deposits	-	5,052
Increase (decrease) in accounts payable and accrued expenses	(82,354)	(81,456)
Increase (decrease) in accrued interest	2,100	302,134
Increase (decrease) in warranty reserve	10,686	40,787
Increase (decrease) in deferred rent	-	(17,216)
Increase (decrease) in deferred revenue	46,283	641,601

Net cash used in operating activities	(64,709)	189,853

Cash flows from financing activities:
Proceeds from exercise of options/warrants	5,250	-

Net cash provided by financing activities	5,250	-

Net increase (decrease) in cash and cash equivalents	(59,459)	189,853
Cash and cash equivalents, beginning of period	245,765	76,645
Cash and cash equivalents, end of period	$186,306	$266,498

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$1,885

Non-Cash Financial Activity:
Debt converted to common stock	$341,244	$-
Conversion liability extinguished upon conversion of debt	212,416	-
Options exercised by application of accrued compensation to exercise price	24,137	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

Currently, our main OTP product is the ICT DisplayCard.  The ICT DisplayCard integrates the security of an OTP token directly into a card the size of a standard credit or debit card. A token is a portable physical device, typically in a key-fob form factor, that generates the OTP (also referred to as a one-time passcode).  At the push of a button, the ICT DisplayCard displays a one-time passcode. During a transaction, this number is entered into a user interface with other information (such as the user’s static PIN and login name). This information is relayed to a backend system for multi-factor authentication. InCard does not provide the backend authentication server, but rather will integrate the ICT DisplayCard into authentication systems provided by other companies including distributors and other resellers of the ICT DisplayCard. The ICT DisplayCard’s authentication works like tokens issued by VASCO, RSA, and ActivIdentity, but in a more convenient, wallet-sized card. In December of 2009, we introduced the ICard, our new low cost OTP product intended to serve the masses.

Our primary focus is and will continue to be the further development, sales and marketing of OTP solutions.  We anticipate we will expand our current ICT DisplayCard product offering with other innovative OTP products.  Since 2002, we have continued to develop our power inlay technology that is the basis of our ICT DisplayCard.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements of Innovative Card Technologies, Inc. (“ICTI”) include the amounts of its wholly-owned subsidiary, PSA Co. (“PSAC”) which was incorporated in the State of Delaware on August 27, 2003.

For the three months ended March 31, 2010, the Company has incurred a net loss of $412,562. As of March 31, 2010, we have negative working capital of $5,329,582, an accumulated deficit of $38,772,663 and a stockholders’ deficiency of $7,303,513. Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until the fourth quarter of 2010. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2010.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of May 10, 2010 the Company has approximately $74,000 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will be enough to fund our operations until July, 2010.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of Innovative Card Technologies and its wholly owned subsidiary, PSA Co. All significant inter-company accounts and transactions are eliminated in consolidation.

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

MAJOR CUSTOMERS

Two customers accounted for 99% of the Company’s revenues for the three months ended March 31, 2010 and three customers accounted for 99% of the Company’s revenue for the three months ended March 31, 2009.

Two customers accounted for all of our accounts receivable at March 31, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of financial instruments

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

Fair value measurements

We have adopted accounting guidance pursuant to ASC 820 “Fair Value Measurements and Disclosure”, which established a framework for measuring fair value and expands disclosure about fair value measurements.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	186,306	-	-	186,306
Total Assets	186,306	-	-	186,306
Liabilities
Convertible debentures	-	-	4,702,188	4,702,188
Warrant Liability	-	-	497,351	497,351
Derivative liabilities	-	-	1,560,693	1,560,693
Total liabilities	-	-	6,760,232	6,760,232

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability and conversion derivative liability) for the three months ended March 31, 2010 and 2009.

	2010	2009
Balance at beginning of year	$2,622,224	$19,055
Additions to derivative instruments	-	6,061
Change in fair value of derivative liabilities	(351,764)	103,267
Reclassification to equity upon conversion of debentures	(212,416)	-

Balance at end of period	$2,058,044	$128,383

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

Common equivalent shares are excluded from the computation of diluted loss per share if their effect would be anti-dilutive. There were 31,572,500 common share equivalents at March 31, 2010 and 15,097,653 at March 31, 2009. Common equivalent shares were excluded from the calculation of diluted loss per share for the three months ended March 31, 2010 and 2009 as their inclusion would reduce diluted loss per share for those periods.

WARRANTY RESERVE

The Company generally warrants its products against defects over a period of one to three years. An accrual for estimated future costs relating to products returned under warrants is recorded as a charge to cost of sales when products are shipped. The accrual is based on a percentage of sales. This percentage was 10% through December 31, 2008, 3% for the period January 1 to September 30, 2009 and 2% effective October 1, 2009 (the changes in estimate based on historical trends). Activity in the accrued warranty reserve liability for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Balance at beginning of year	$289,135	$198,854
Charged to cost of sales	10,686	42,662
Deductions	-	(1,875)

Balance at end of period	$299,821	$239,641

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - 8% SENIOR SECURED CONVERTIBLE DEBENTURES

During the first quarter of 2010, certain debenture holders converted an aggregate of $341,244 of debentures into 1,364,975 shares of common stock. We recorded a charge of $46,424 related to the change in fair value of the conversion feature of the converted debentures through the dates of conversion. At the dates of conversion, we extinguished a conversion feature liability in the amount of $212,416.  Since the conversion feature was accounted for as a liability, we have recorded a gain upon conversion of debt in the amount of $136,321.

NOTE 4 – DERIVATIVE LIABILITIES

During the first quarter of 2010, certain debenture holders converted an aggregate of $341,244 of debentures into 1,364,975 shares of common stock. We recorded a charge of $46,424 related to the change in fair value of the conversion feature of the converted debentures through the dates of conversion. At the dates of conversion, we extinguished a conversion feature liability in the amount of $212,416. The fair value of the conversion feature was determined using the Black-Scholes method based on the following weighted average assumptions: (1) risk free interest rate of 0.32%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 138%; and (4) an expected life of the conversion feature of 0.88 years.

At March 31, 2010 we recalculated the fair value of the conversion feature of the remaining debentures subject to derivative accounting and have determined that the fair value at March 31, 2010 is $2,060,199. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.363%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 115%; and (4) an expected life of the conversion feature of 0.75 years. We recorded a credit of $424,947 during 2010 related to the change in fair value of the conversion feature of the debentures.

At March 31, 2010, we recalculated the fair value of our warrants subject to derivative accounting and have determined that the fair value at March 31, 2010 is $497,351. The fair value of the warrant liability was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.60%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 142%; and (4) an expected life of the warrants of 1.1 years. We recorded a charge of $26,759 during 2010 related to the change in fair value of the warrant liability.

NOTE 5 - STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution.

COMMON STOCK

The Company has 75,000,000 authorized shares of $0.001 par value common stock.

During the first quarter of 2010 the Company issued 1,364,975 shares of common stock upon conversion debentures in the amount of $341,244.

During the first quarter of 2010 the Company issued 352,667 shares of common stock upon the exercise of 352,667 employee stock options. We received $5,250 in cash proceeds from the exercise of the options; the balance of the exercise price was paid through the reduction of accrued compensation in the amount of $24,137.

NOTE 6- STOCK OPTIONS AND WARRANTS

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

In January 2010 the Company’s board of directors approved a stock option award to a director in the amount of 100,000 shares of common stock with an exercise price of $0.35 per share. The option vests over one year. The option expires after ten years. The option had a grant date fair value of $9,702. The fair value of the option was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 161%; and (4) an expected life of the option of 0.625 years.

The Company recorded $7,361 of compensation expense for consultant stock options during the three months ended March 31, 2010, of which $1,591 is included in professional fees and $5,770 is included  in the administrative expense category. During the three months ended March 31, 2009, the Company recorded $1,840 of compensation expense for consultant stock options which is included in the administrative expense category.

The Company recorded $97,184 and $142,243 of compensation expense for employee stock options during the three months ended March 31, 2010 and 2009, respectively, which is included in the administrative expense category.

NOTE 7 - PROVISION FOR INCOME TAXES

Our effective tax rate was estimated at 0% for the three months ended March 31, 2010 and 2009.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE

The Company leases office space on a month-to-month basis.

Rent expense was $12,997 and $12,447 for the three months ended March 31, 2010 and 2009, respectively.

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

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “InCard” “Innovative Card” and “Registrant” refer to Innovative Card Technologies, Inc. and our subsidiaries.  Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles (“GAAP”). Our financials and results of operation for the three month period ended March 31, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the 3 months ended March 31, 2010 to 2009.

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

Currently, our main OTP product is the ICT DisplayCard.  The ICT DisplayCard integrates the security of an OTP token directly into a card the size of a standard credit or debit card. A token is a portable physical device, typically in a key-fob form factor, that generates the OTP (also referred to as a one-time passcode).  At the push of a button, the ICT DisplayCard displays a one-time passcode. During a transaction, this number is entered into a user interface with other information (such as the user’s static PIN and login name). This information is relayed to a backend system for multi-factor authentication. InCard does not provide the backend authentication server, but rather will integrate the ICT DisplayCard into authentication systems provided by other companies including distributors and other resellers of the ICT DisplayCard. The ICT DisplayCard’s authentication works like tokens issued by VASCO, RSA, and ActivIdentity, but in a more convenient, wallet-sized card.

Our primary focus is and will continue to be the further development, sales and marketing of OTP solutions.  We anticipate we will expand our current ICT DisplayCard product offering with other innovative OTP products.  Since 2002, we have devoted a majority of our efforts to developing our ICard and our ICT DisplayCard and accompanying technology, initiating marketing and raising capital to fund our business. We have generated limited revenues.

Since inception, we have been unprofitable. We incurred net losses of $5,883,055 and $8,929,537 for 2009 and 2008, respectively. Additionally, we had net losses of $412,562 and $10,906,269 for the three month periods ended March 31, 2010 and 2009, respectively. Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until the fourth quarter of 2010.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2010.

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

We believe that our current cash, combined with anticipated revenue collections, will be adequate to fund our operations until July, 2010. If we are unable to raise additional capital or make significant sales by that date, we may be forced to curtail our operations or seek bankruptcy protection. We anticipate that we will not be able to generate sales of the ICT DisplayCard and newly introduced OTP products in quantities that will sustain a positive cash flow until the fourth quarter of 2010.

Our backlog, which consists of orders received but not yet shipped, totaled approximately $1,163,000 at March 31, 2010.

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

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of July 1, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Report.

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

We anticipate that the majority of our revenues in the coming year will come from the InCard DisplayCard and new OTP products. We intend to sell these items through resellers. We do not recognize revenue when we sell the InCard DisplayCard in small quantities under a test or pilot program. Cash receipts from these transactions are used to offset marketing expenses.

The revenue generated from the LensCard and LightCard is negligible, and we expect that the sales of these products will have an immaterial impact on our results of operations.

Deferred revenue is recorded when the payments from a reseller are received by us prior to the sale of an InCard DisplayCard to the resellers’ customer.

Accounts receivable allowances.

Our sales to date have been to large credit card issuers and we have been successful in collecting for products and services. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At March 31, 2010, based on our review of customer activity, we recorded an allowance for doubtful accounts of $61,398.

Warranty expense.

We estimate the cost associated with meeting our warranty obligations for the sale of our products. We generally warrant our products against defects over a period of one to three years. The initial estimate and changes to the estimate are charged to cost of goods sold at the time of sale of the product. The accrual is based on a percentage of sales. This percentage was 10% through December 31, 2008, 3% for the period January 1 to September 30, 2009 and 2% effective October 1, 2009 (the changes in estimate based on historical trends).

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Result of Operations – First Quarter of 2010 Compared to First Quarter of 2009

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

Revenues totaled $741,079 and $534,223 for the three months ended March 31, 2010 and 2009, respectively.

			Change in
			2010
	Three Months Ended March 31,		Versus 2009

	2010	2009	$ %
Revenue	$741,079	$534,223	$206,856	39%

The increase of $206,856 or 39% for the three months ended March 31, 2010 compared to the same period in 2009 was attributable to an increase in customer orders.

Cost of Goods Sold

Cost of Goods Sold totaled $669,614 and $586,960 or the three months ended March 31, 2010 and 2009, respectively.

			Change in
			2010
	Three Months Ended March 31,		Versus 2009

	2010	2009	$ %
Cost of Goods Sold	$669,614	$586,960	$82,654	14%

Cost of goods consists of costs to manufacture, inventory write-offs and reserve adjustment and warranty expense.  The increase of $82,654 or 14% for the three months ended March 31, 2010 compared to the same period in 2009 was attributable to an increase of $179,237 for costs to manufacture, offset by decreases of $64,607 for inventory write-offs and reserve adjustments and $31,976 for warranty expense. The increase in cost to manufacture results primarily from the increase in revenue during the 2010 period.

Operating Expenses

Operating expenses totaled $628,020 and $680,915 for the three months ended March 31, 2010 and 2009, respectively.

			Change in
			2010
	Three Months Ended March 31,		Versus 2009

	2010	2009	$	%
Operating Expenses
Administrative	$471,873	$549,914	$(78,041)	(15	) %
Consulting Fees	-	15,593	(15,593)	(100	) %
Professional Fees	80,998	72,199	8,799	13%
Research and development	75,149	43,209	31,940	74%
Total expense	$628,020	$680,915	$(52,895)	(8	) %

Administrative Expenses

Administrative Expenses totaled $471,873 and $549,914 for the three months ended March 31, 2010 and 2009, respectively. The decrease of $78,041 or 15% for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to a decrease in share based compensation of $41,129 (resulting from a decrease in issued and outstanding equity awards) and reductions in insurance of $33,000, license and fees of $27,248 and overall decreases in other administrative expenses, partially offset by an increase in cash based compensation expense and related costs of $53,137. Administrative expenses consist of travel, marketing, compensation, administrative fees and costs, and depreciation expense.

Consulting Fees

Consulting fees totaled $0 and $15,593 for the three months ended March 31, 2010 and 2009, respectively. The decrease of $15,593 or 100% for the three months ended March 31, 2010 compared to the same period in 2009 was attributable to the consultant becoming an employee in late 2009. Consulting fees consists of payments made to independent contractors for services.

Professional Fees

Professional Fees totaled $80,998 and $72,199 for the three months ended March 31, 2010 and 2009, respectively. The increase of $8,799 or 13% for the three months ended March 31, 2010 compared to the same period in 2009 was attributable to an overall higher cost of professional fees in the current period due to an increase in professional services. An increase of $18,104 in accounting and audit fees was partially offset by a decrease of $9,305 in legal fees. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research and Development

Research and development expenses totaled $75,149 and $43,209 for the three months ended March 31, 2010 and 2009, respectively. The increase of $31,940 or 74% for the three months ended March 31, 2010 compared to the same period in 2009 was attributable to an accrual reversal of approximately $30,000 in 2009 with no comparable item in 2010. Research and development expense consists of costs relating to further development of our OTP products and solutions.

Other Income (Expense)

Other income (expense) totaled $143,993 of income for the three months ended March 31, 2010 and $10,172,617 of expense for the three months ended March 31, 2009.

			Change in
			2010
	Three Months Ended March 31,		Versus 2009

	2010	2009	$	%
Other income (expense):
Change in fair value of warrant and conversion liabilities	$351,764	$(103,267)	$455,031	441%
Gain on extinguishment of debt	136,321	-	136,321	100%
Interest income	18	29	(11)	(38	) %
Interest expense	(344,110)	(10,069,379)	9,725,269	97%
Total other income (expense)	$143,993	$(10,172,617)	$10,316,610	101%

Change in fair value of warrants

The change in the fair value of our warrant and conversion liabilities resulted primarily from the changes in our stock price, the conversion and exercise prices of the instruments and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion on our warrant liabilities and the related 8% senior secured convertible debentures.

The securities were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The securities do not qualify for hedge accounting, and as such, all future changes in the fair value of these securities will be recognized currently in earnings until such time as the securities are exercised or expire.

Gain on extinguishment of debt

During the first quarter of 2010, certain debenture holders converted an aggregate of $341,244 of debentures into 1,364,975 shares of common stock. Since the conversion feature was accounted for as a liability, we have recorded a gain upon conversion of debt in the amount of $136,321. Refer to Note 3 to the financial statements for further discussion.

Interest Income

Interest income totaled $18 and $29 for the three months ended March 31, 2010 and 2009, respectively. Interest income consists of earning on balances in interest bearing accounts.

Interest expense

Interest expense totaled $344,110 and $10,069,379 for the three months ended March 31, 2010 and 2009, respectively.  Interest expense for 2009 consists of interest accrued on our convertible debentures of $303,857, other interest paid of $1,885, amortization of debt discount of $6,671,835, amortization of debt issue costs of $449,052 and a charge of $2,642,750 for the 30% increase in the principal amount our convertible debentures as a result of the default described above.

As a result of the default on our debentures, the interest rate was increased from 8% to 18% effective February 20, 2009 and the maturity date of the debentures was accelerated. The Company fully amortized the remaining discount and deferred debt issue costs during the quarter ended March 31, 2009.

Liquidity and Capital Resources

Our principal sources of operating capital since inception through March 31, 2010 have been equity and debt financings totaling approximately $31,431,000, and to a lesser degree our revenues.  Since inception, we have incurred significant losses, and as of December 31, 2009 we had an accumulated deficit of $38,360,101. Our accumulated deficit totaled $38,772,663 at March 31, 2010. Our cash and cash equivalents balance at March 31, 2010 was $186,306, compared to $266,498 for the same period of 2009.

Sales of our products are not expected to generate positive cash flow until the fourth quarter of 2010. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2010.

As of May 10, 2010 we had approximately $74,000 in cash and cash equivalents. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will last until July, 2010.

Change in
2010
Three Months Ended March 31,	Versus 2009

2010	2009	$	%
At March 31:
Cash & Cash Equivalents	$186,306	$266,498	$(80,192)	(30)%
Three months ended March 31:
Net cash (used in) provided by operating activities	$(64,709)	$189,853	$(254,562)	(134)%
Net cash provided by financing activities	5,250	-	5,250	100%

Net Cash (Used in) Provided by Operating Activities

We used cash of $64,709 for our operating activities during the three months ended March 31, 2010 and generated cash of $189,853 from our operating activities during the three months ended March 31, 2009. The increase in cash used of $254,562 or 134% for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to a decrease in deferred revenue of $595,318, a decrease in prepaids and other current assets of $24,732 and a decrease in accrued interest of $300,034, partially offset by an increase in cash provided by accounts receivable of $311,635 and a decrease in loss (after adjustment for non-cash charges) of $371,671.

Net Cash Provided by Financing Activities

We received cash from our financing activities of $5,250 during the three months ended March 31, 2010, from the exercise of employee stock options, with no cash provided by financing activities during the three months ended March 31, 2009.
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

We believe that our current cash of approximately $74,000 as of May 10, 2010, combined with anticipated revenue collections, will provide us with sufficient resources to fund our operations until July, 2010.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (March 31, 2010). Based on such evaluation which disclosed numerous material weaknesses as noted below, our CEO and CFO has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure and control procedures were not effective, we believe that our financial condition, results of operations and cash flows presented in this Report are fairly presented in all material respects. We base our conclusion on our ability to substantiate, with a high degree of confidence, the small number of significant general ledger accounts that comprise our financial statements.

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

ITEM 1A.   RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Report should be considered carefully in evaluating our company and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risk Related to Our Business and Operations

There is serious doubt regarding our ability to continue as a going concern.

We have a history of recurring losses from operations and have an accumulated deficit of $38,772,663 as of March 31, 2010. Sales of our products are not expected to generate positive cash flow until the fourth quarter of 2010.  As a result, there is substantial doubt about our ability to continue as a going concern.  Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due.  There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

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

We believe that our current cash, combined with anticipated revenue collections, will be enough to fund our operations until July, 2010.  We currently do not have any sources of additional financing and cannot assure you that such funding will be available.  If we are unable to raise additional capital we may be forced to file for bankruptcy.

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

As of March 31, 2010, we had 30,558,562 shares of common stock outstanding. On a fully diluted basis, including shares issuable upon exercise of warrants and stock options and convertible debentures, we have 62,131,062 shares outstanding or issuable, as of March 31, 2010.   On September 30, 2009, we completed the restructuring of our 8% Senior Secured Convertible Debentures.  As a result, the conversion price of the debentures as well as substantially all our outstanding warrants was adjusted to $0.25.  All of these shares can be traded pursuant to prospectus or via Rule 144 of the Securities Act of 1933.  If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall, which could result in a significant loss on any investment you make in our common stock. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price of our common stock.

We may be subject to securities litigation as the price of our common stock has drastically decreased over the past twelve months.

During the past two years, the price of our common stock has decreased drastically.  Although management feels that at all times it has acted in the best interest of the company’s shareholders, such declines in stock price have historically increased the probability of becoming the subject of a securities class action law suit.  If we were to become the target of such litigation, we will have to spend considerable time and resources in defending such litigation.  This would result in management diverting its focus from the development and sale of our products.  Additionally, such litigation is extremely costly and will deplete our assets.

We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2010, after taking into consideration our outstanding common and preferred shares and our contingently issuable shares, our board of directors will be entitled to issue up to 12,868,938 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares or securities convertible into these shares is generally not subject to stockholder approval.

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

Our management has concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on such evaluation which disclosed numerous material weaknesses, our CEO and CFO have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. If we fail to implement new or improved disclosure controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

•
During February of 2010 we issued 352,667 shares of common stock upon the exercise of 352,667 employee stock options. We received $5,250 in cash proceeds from the exercise of the options; the balance of the exercise price was paid through the reduction of accrued compensation in the amount of $24,137.

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

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.    (REMOVED AND RESERVED)

None

ITEM 5.    OTHER INFORMATION

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    OTHER INFORMATION

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

INNOVATIVE CARD TECHNOLOGIES, INC

Dated: May 17, 2010	By:	/S/ Richard Nathan
Richard Nathan Chief Executive Officer Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation of Innovative Card Technologies, Inc. filed on 5/11/05		10-K	3.01(i)	001-33353	5/15/09

3.02(i)	Certificate of Amendment to Certificate of Incorporation of Innovative Card Technologies, Inc. filed on 12/21/07		8-K	3.1	001-33353	1/2/08

3.03(ii)	Amended and Restated Bylaws of Innovative Card Technologies, Inc. adopted on May 5, 2005		10-K	3.03(ii)	001-33353	5/15/09

10.01**	2004 Stock Incentive Plan as amended		S-8	10.1	333-137033	3/25/08

10.02	Form of Warrant pursuant to private placement dated October 19, 2005		8-K	4.1	000-51260	10/25/05

10.03	Form of Warrant issued to TR Winston & Company, LLC dated May 30, 2006		8-K	4.1	000-51260	5/31/06

10.04	Form of Securities Purchase Agreement dated May 30, 2006		8-K	10.1	000-51260	5/31/06

10.05	Form of Registration Rights Agreement dated May 30, 2006		8-K	10.2	000-51260	5/31/06

10.06	Licensing Agreement dated September 26, 2006 by and between Innovative Card Technologies, Inc. and NCryptone, SA as license		SB-2	10.35	333-135715	7/12/06

10.07	Licensing Agreement dated September 26, 2006 by and betweenNCryptone, SA as licensor and Innovative Card as license		SB-2	10.36	333-135715	7/12/06

10.08	Form of Indemnification Agreement for Executive Officers and Directors of Innovative Card Technologies, Inc.		8-K	10.1	001-33353	3/23/07

10.09**	2007 Equity Incentive Plan		10-QSB	10.44	001-33353	11/19/07

10.10	Form of Indemnification Agreement entered into between the Company and Messrs. Delcarson and Caporale		8-K	10.1	001-33353	11/29/07

10.11	Form of Securities Purchase Agreement Dated January 8, 2008	8-K	10.1	001-33353	1/9/07

10.12	Form of 8% Senior Secured Convertible Debenture issued January 8, 2008	8-K	10.2	001-33353	1/9/07

10.13	Form of Common Stock Purchase Warranted issued January 8, 2008	8-K	10.3	001-33353	1/9/07

10.14	Form of Registration Rights Agreement dated January 8, 2008	8-K	10.4	001-33353	1/9/07

10.15	Form of Security Agreement dated January 8, 2008	8-K	10.5	001-33353	1/9/07

10.16	Form of Subsidiary Guarantee dated January 8, 2008	8-K	10.6	001-33353	1/9/07

10.17	Form of Securities Purchase Agreement Dated April 15, 2008	8-K	10.1	001-33353	4/16/08

10.18	Form of 8% Senior Secured Convertible Debenture issued April 15, 2008	8-K	10.2	001-33353	4/16/08

10.19	Form of Common Stock Purchase Warranted issued April 15, 2008	8-K	10.3	001-33353	4/16/08

10.20	Form of Registration Rights Agreement dated April 15, 2008	8-K	10.4	001-33353	4/16/08

10.21	Form of Security Agreement dated April 15, 2008	8-K	10.5	001-33353	4/16/08

10.22	Form of Subsidiary Guarantee dated April 15, 2008	8-K	10.6	001-33353	4/16/08

10.23**	Form of Executive Employment Agreement of Vincent M. Schiavo, dated as of May 22, 2008	8-K	10.1	001-33353	5/27/08

10.24**	Employment Agreement of Mr. Richard Nathan dated February 20, 2009	8-K	10.01	001-33353	2/24/09

10.25	Assignment of Debenture and Common Stock Warrants Agreement with EMC	8-K	10.01	001-33353	7/17/09

10.26	Waiver, Amendment and Exchange Agreement	8-K	10.16	001-33353	10/05/09

10.27	Debenture & Warrant Purchase Agreement	8-K	10.17	001-33353	10/05/09

10.28	Form of Amended Debenture dated September 30, 2009	8-K	10.18	001-33353	10/05/09

10.29	Form of Amended Warrant dated September 30, 2009	8-K	10.19	001-33353	10/05/09

10.30**	2010 Equity Compensation Plan		8-K	4.01	001-33353	2/22/10

14.01	Code of Ethics		10-KSB	14.0	000-51260	3/20/06

21.1	List of Subsidiaries		SB-2	21.1	333-119814	10/19/04

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.