Form 10-Q
period 2010-06-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2010-08-16
CIK 1300578

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010
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

As of August 11, 2010 there were 31,575,937 shares of common stock, $.001 par value, issued and outstanding.

Innovative Card Technologies, Inc.

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$226,676	$245,765
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $61,398, respectively	33,568	699,854
Prepaids and other current assets	39,100	76,130
Deposits on raw materials held for production	38,892	165,138
Raw materials held for production	68,239	134,754
Work in progress inventory, net	232,671	107,212
Finished goods inventory	38,053	34,421
Total current assets	677,199	1,463,274

Property and equipment, net	71,449	93,763
Deposits	3,720	3,720

Total assets	$752,368	$1,560,757

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$942,146	$912,271
Accrued interest	75,956	27,737
Warranty reserve	312,646	289,135
Deferred revenue	230,846	450,189
8% convertible debentures, net of discount of $486,241 at June 30, 2010	4,934,843	-
Total current liabilities	6,496,437	1,679,332

8% convertible debentures, net of discount of $1,074,752 at December 31, 2009	-	4,687,576
Warrant liability	313,540	470,592
Derivative liability	394,150	2,151,632

Total liabilities	7,204,127	8,989,132

Deficiency in stockholders' equity

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 31,142,250 and 28,840,920 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	31,142	28,841
Additional paid-in capital	31,598,764	30,902,885
Accumulated deficit	(38,081,665)	(38,360,101)
Total deficiency in stockholders' equity	(6,451,759)	(7,428,375)

Total liabilities and deficiency in stockholders' equity	$752,368	$1,560,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$881,204	$1,296,645	$1,622,283	$1,830,868
Cost of goods sold	701,699	1,176,918	1,371,313	1,763,878

Gross profit	179,505	119,727	250,970	66,990

Operating expenses
Administrative	393,442	598,390	866,468	1,148,304
Consulting fees	-	25,773	-	41,366
Professional fees	56,923	149,771	136,768	221,970
Research and development	45,324	70,639	120,473	113,848

Total operating expense	495,689	844,573	1,123,709	1,525,488

Loss from operations	(316,184)	(724,846)	(872,739)	(1,458,498)

Other income (expense)
Change in fair value of warrant and conversion liability	1,350,354	(57,401)	1,702,118	(160,668)
Gain on extinguishment of debt	-	-	136,321	-
Interest income	5	22	23	51
Interest expense	(343,177)	(526,895)	(687,287)	(10,596,274)

Total other income (expense)	1,007,182	(584,274)	1,151,175	(10,756,891)

Income (loss) before provision for income taxes	690,998	(1,309,120)	278,436	(12,215,389)

Provision for income taxes	-	-	-	-

Net income (loss)	690,998	(1,309,120)	278,436	(12,215,389)

Income (loss) per share:
Basic	$0.02	$(0.05)	$0.01	$(0.43)
Diluted	$0.02	$(0.05)	$0.01	$(0.43)

Weighted average shares outstanding:
Basic	30,742,924	28,495,256	30,255,165	28,495,256
Diluted	31,581,958	28,495,256	31,244,995	28,495,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$278,436	$(12,215,389)
Adjustments to reconcile net lincome (loss) to net cash used in operating activities:
Depreciation and amortization	22,314	32,578
Change in fair value of warrant liability	(157,052)	91,340
Change in fair value of conversion liability	(1,545,066)	69,328
Amortization of debt discount	574,665	6,671,835
Amortization of deferred debt issuance costs	-	449,052
Debt default penalty	-	2,642,749
Stock based compensation expense	185,898	295,958
Noncash gain on extinguishment of debt	(136,321)	-
Change in provision for obsolete inventory	46,368	173,630
(Increase) decrease in accounts receivable	666,286	(169,899)
(Increase) decrease in prepaids and other current assets	37,030	129,294
(Increase) decrease in deposits on raw materials held for production	126,246	(511)
(Increase) decrease in raw materials held for production	49,104	(147,343)
(Increase) decrease in work in progress inventory	(154,416)	664,859
(Increase) decrease in finished goods inventory	(3,632)	-
(Increase) decrease in deposits	-	5,052
Increase (decrease) in accounts payable and accrued expenses	69,011	(69,849)
Increase (decrease) in accrued interest	112,622	837,789
Increase (decrease) in warranty reserve	23,511	89,812
Increase (decrease) in deferred rent	-	(36,354)
Increase (decrease) in deferred revenue	(219,343)	423,530

Net cash used in operating activities	(24,339)	(62,539)

Cash flows from financing activities:
Proceeds from exercise of options/warrants	5,250	-

Net cash provided by financing activities	5,250	-

Net decrease in cash and cash equivalents	(19,089)	(62,539)
Cash and cash equivalents, beginning of period	245,765	76,645
Cash and cash equivalents, end of period	$226,676	$14,106

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$2,666

Non-Cash Financial Activity:
Debt converted to common stock	$341,244	$-
Conversion liability extinguished upon conversion of debt	212,416	-
Options exercised by application of accrued compensation to exercise price	39,137	-
Common stock issued as payment of accrued interest	64,403	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

For the six months ended June 30, 2010 we have incurred a loss from operations of $872,739. As of June 30, 2010, we have negative working capital of $5,819,238, an accumulated deficit of $38,081,665 and a stockholders’ deficiency of $6,451,759. Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until 2011. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at June 30, 2010.

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

As of July 31, 2010 the Company has approximately $87,000 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will be enough to fund our operations until October, 2010. In the event we do not receive additional financing or orders for our products, we anticipate ceasing operations during October of 2010.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

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

MAJOR CUSTOMERS

Two customers accounted for all of our revenue for the three months ended June 30, 2010 and three customers accounted for all of our revenue for the six months ended June 30, 2010. Two customers accounted for 99% and 96% of the Company’s revenues for the three and six months ended June 30, 2009, respectively.

One customer accounted for all of our accounts receivable at June 30, 2010.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$226,676	$-	$-	$226,676
Total Assets	$226,676	$-	$-	$226,676
Liabilities
Convertible debentures	$-	$-	$4,934,843	$4,934,843
Warrant Liability	-	-	313,540	313,540
Derivative liabilities	-	-	394,150	394,150
Total liabilities	$-	$-	$5,642,533	$5,642,533

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability and conversion derivative liability) for the six months ended June 30, 2010 and 2009.

	2010	2009
Balance at beginning of year	$2,622,224	$19,055
Additions to derivative instruments	-	6,061
Change in fair value of derivative liabilities	(1,702,118)	160,668
Reclassification to equity upon conversion of debentures	(212,416)	-

Balance at end of period	$707,690	$185,784

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

Common equivalent shares are excluded from the computation of diluted loss per share if their effect would be anti-dilutive. There were 30,751,250 common share equivalents at June 30, 2010 and 15,454,880 at June 30, 2009. Common equivalent shares were excluded from the calculation of diluted loss per share for the three and six month periods ended June 30, 2009 as their inclusion would reduce diluted loss per share for those periods. Common equivalent shares that were included in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2010, as their inclusion would reduce earnings per share for those periods, were 839,034 and 989,830, respectively.

WARRANTY RESERVE

The Company generally warrants its products against defects over a period of one to three years. An accrual for estimated future costs relating to products returned under warrants is recorded as a charge to cost of sales when products are shipped. The accrual is based on a percentage of sales. This percentage was 10% through December 31, 2008, 3% for the period January 1 to September 30, 2009 and 2% effective October 1, 2009 (the changes in estimate based on historical trends). Activity in the accrued warranty reserve liability for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$299,821	$239,641	$289,135	$198,854
Charged to cost of sales	12,825	50,499	23,511	93,161
Deductions	-	(1,474)	-	(3,349)

Balance at end of period	$312,646	$288,666	$312,646	$288,666

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

At June 30, 2010 we recalculated the fair value of the conversion feature of the remaining debentures subject to derivative accounting and have determined that the fair value at June 30, 2010 is $394,150. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.215%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 105%; and (4) an expected life of the conversion feature of 0.5 years. We recorded credits of $1,166,543 and $1,591,490 during the three and six months ended June 30, 2010, respectively, related to the change in fair value of the conversion feature of the debentures during those periods.

At June 30, 2010, we recalculated the fair value of our warrants subject to derivative accounting and have determined that the fair value at June 30, 2010 is $313,540. The fair value of the warrant liability was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.475%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 144%; and (4) an expected life of the warrants of 1.5 years. We recorded credits of $183,811 and $157,052 during the three and six months ended June 30, 2010, respectively, related to the change in fair value of the warrant liability.

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

During the six months ended June 30, 2010 the Company issued 502,667 shares of common stock upon the exercise of 502,667 employee stock options. We received $5,250 in cash proceeds from the exercise of the options; the balance of the exercise price was paid through the reduction of accrued compensation in the amount of $39,137.

During June 2010 we issued 433,688 shares of common stock as partial payment of accrued interest in the amount of $64,403.

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

The Company recorded a credit of $7,668 to compensation expense for consultant stock options for the three months ended June 30, 2010, of which $436 is included in professional fees and $7,232 is included in the administrative expense category. The Company recorded a net credit of $307 to compensation expense for consultant stock options for the six months ended June 30, 2010, of which $1,155 has been charged to professional fees and $1,462 credited to the administrative expense category. During the three and six months ended June 30, 2009, the Company recorded $2,411 and $4,251, respectively, of compensation expense for consultant stock options which is included in the administrative expense category.

The Company recorded $89,021 and $149,465 of compensation expense for employee stock options during the three months ended June 30, 2010 and 2009, respectively, and $186,205 and $291,708 of compensation expense for employee stock options during the six months ended June 30, 2010 and 2009, respectively, which is included in the administrative expense category.

NOTE 7 - PROVISION FOR INCOME TAXES

Our effective tax rate was estimated at 0% for the three and six months ended June 30, 2010 and 2009.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE

The Company leases office space on a month-to-month basis.

Rent expense was $9,498 and $13,447 for the three months ended June 30, 2010 and 2009, respectively, and $22,495 and $25,894 for the six months ended June 30, 2010 and 2009, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

During July 2010 we issued 296,426 shares of common stock as payment of $44,019 interest accrued at June 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “InCard” “Innovative Card” and “Registrant” refer to Innovative Card Technologies, Inc. and our subsidiaries.  Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report June 30, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles (“GAAP”). Our financials and results of operation for the six month period ended June 30, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, “Risk Factors ” and elsewhere in this Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, new products or strategic investments. In addition, any forward-looking statement represents our expectation only as of the day this Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three and six months ended June 30, 2010 to 2009.

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

Since inception, we have been unprofitable. We incurred net losses of $5,883,055 and $8,929,537 for 2009 and 2008, respectively. Additionally, we had operating losses of $316,184 and $724,846 and $872,739 and $1,458,498 for the three and six month periods ended June 30, 2010 and 2009, respectively. Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until 2011.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern at June 30, 2010.

Our continued existence is dependent upon our ability to generate sales from our OTP products or, if we are unable to do so in sufficient quantity to cover our expenses, to obtain additional financing.  Notwithstanding the sales of our devices, we anticipate that we will continue to incur net losses due to our costs exceeding our revenues.  Management cannot yet predict when we will achieve an operating profit or net income.  Our capital requirements for the next 12 months consist of the research and development of new OTP products, the acquisition of inventory, retention and hiring of key personnel, and implementation of a sales force for our products. These expenditures are anticipated to be significant. To date, our operations have been funded primarily through equity and debt financings.

We believe that our current cash, combined with anticipated revenue collections, will be adequate to fund our operations until October 2010. If we are unable to raise additional capital or make significant sales by that date, we may be forced to curtail our operations or seek bankruptcy protection. We anticipate that we will not be able to generate sales of the ICT DisplayCard and newly introduced OTP products in quantities that will sustain a positive cash flow until 2011.

Our backlog, which consists of orders received but not yet shipped, totaled approximately $418,000 at June 30, 2010.

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

We anticipate that the majority of our revenues in the future will come from the InCard DisplayCard and new OTP products. We intend to sell these items through resellers. We do not recognize revenue when we sell the InCard DisplayCard in small quantities under a test or pilot program. Cash receipts from these transactions are used to offset marketing expenses.

Deferred revenue is recorded when the payments from a reseller are received by us prior to the sale of an InCard DisplayCard to the resellers’ customer.

Accounts receivable allowances.

Our sales to date have been to large credit card issuers and we have been successful in collecting for products and services. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At June 30, 2010, based on our review of customer activity, we recorded an allowance for doubtful accounts of $60,000.

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

Result of Operations — Three Months Ended June 30, 2010 Compared to Same Period of 2009

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

Revenues totaled $881,204 and $1,296,645 for the three months ended June 30, 2010 and 2009, respectively.

			Change in
			2010
	Three Months Ended June 30,		Versus 2009
	2010	2009	$ %
Revenue	$881,204	$1,296,645	$(415,441)	(32)%

The decrease of $415,441 or 32% for the three months ended June 30, 2010 compared to the same period in 2009 was attributable to the cancellation of a purchase order during October of 2009 (notwithstanding the fact that the order is non-cancellable).  During the second quarter of 2009, we fulfilled approximately $660,000 worth of product deliveries under the order. Sales in 2010 pursuant to other orders increased by approximately $245,000 as compared to 2009.

Cost of Goods Sold

Cost of Goods Sold totaled $701,699 and $1,176,918 for the three months ended June 30, 2010 and 2009, respectively.

			Change in
			2010
	Three Months Ended June 30,		Versus 2009
	2010	2009	$	%
Cost of Goods Sold	$701,699	$1,176,918	$(475,219)	(40	) %

Cost of goods consists of costs to manufacture, inventory write-offs and reserve adjustment and warranty expense.  The decrease of $475,219 or 40% for the three months ended June 30, 2010 compared to the same period in 2009 was attributable to decreases of $375,969 for costs to manufacture, $37,675 for warranty expense and $61,575 for inventory write-offs and reserve adjustment. The decrease in cost to manufacture results primarily from the decrease in revenue during the 2010 period.

Operating Expenses

Operating expenses totaled $495,689 and $844,573 for the three months ended June 30, 2010 and 2009, respectively.

			Change in
			2010
	Three Months Ended June 30,		Versus 2009
	2010	2009	$	%
Operating Expenses
Administrative	$393,442	$598,390	$(204,948)	(34)%
Consulting Fees	-	25,773	(25,773)	(100)%
Professional Fees	56,923	149,771	(92,848)	(62)%
Research and development	45,324	70,639	(25,315)	(36)%
Total expense	$495,689	$844,573	$(348,884)	(41)%

Administrative Expenses

Administrative expenses totaled $393,442 and $598,390 for the three months ended June 30, 2010 and 2009, respectively. The decrease of $204,948 or 34% for the three months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to a decrease in share based compensation of $70,087 (resulting from a decrease in issued and outstanding equity awards) and reductions in insurance of $34,191, delivery costs of $102,702 and overall decreases in other administrative expenses, partially offset by an increase in cash based compensation expense and related costs of $41,473. Administrative expenses consist of travel, marketing, compensation, administrative fees and costs, and depreciation expense.

Consulting Fees

Consulting fees totaled $0 and $25,773 for the three months ended June 30, 2010 and 2009, respectively. The decrease of $25,773 or 100% for the three months ended June 30, 2010 compared to the same period in 2009 was attributable to the consultant becoming an employee in late 2009. Consulting fees consists of payments made to independent contractors for services.

Professional Fees

Professional Fees totaled $56,923 and $149,771 for the three months ended June 30, 2010 and 2009, respectively. The decrease of $92,848 or 62% for the three months ended June 30, 2010 compared to the same period in 2009 was attributable to an overall higher cost of professional fees in the current period due to an increase in professional services. A decrease of $99,705 in accounting and audit fees was partially offset by an increase of $6,857 in legal fees. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research and Development

Research and development expenses totaled $45,324 and $70,639 for the three months ended June 30, 2010 and 2009, respectively. The decrease of $25,315 or 36% for the three months ended June 30, 2010 compared to the same period in 2009 was attributable to reductions in spending during the 2010 period. Research and development expense consists of costs relating to further development of our OTP products and solutions.

Other Income (Expense)

Other income (expense) totaled $1,007,182 of income for the three months ended June 30, 2010.  We reported other expense of $584,274 for the three months ended June 30, 2009

			Change in
			2010
	Three Months Ended June 30,		Versus 2009
	2010	2009	$	%
Other income (expense):
Change in fair value of warrant and conversion liabilities	$1,350,354	$(57,401)	$1,407,755	2,452%
Interest income	5	22	(17)	(77)%
Interest expense	(343,177)	(526,895)	183,718	35%
Total other income (expense)	$1,007,182	$(584,274)	$1,591,456	272%

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

Interest Income

Interest income totaled $5 and $22 for the three months ended June 30, 2010 and 2009, respectively. Interest income consists of earning on balances in interest bearing accounts.

Interest expense

Interest expense totaled $343,177 and $526,895 for the three months ended June 30, 2010 and 2009, respectively. Interest expense for 2010 consists of interest accrued on our convertible debentures of $108,422, other interest of $2,100 and amortization of debt discount of $232,655. Interest expense for 2009 consists of interest accrued on our convertible debentures of $513,924 and other interest paid of $12,971.

As a result of the default on our debentures, the interest rate was increased from 8% to 18% effective February 20, 2009 and the maturity date of the debentures was accelerated. We fully amortized the remaining discount and deferred debt issue costs during the quarter ended March 31, 2009.

Results of Operations — Six Months Ended June 30, 2010 Compared to Same Period of 2009

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

Revenues totaled $1,622,283 and $1,830,868 for the six months ended June 30, 2010 and 2009, respectively.

			Change in
			2010
	Six Months Ended June 30,		Versus 2009
	2010	2009	$	%
Revenue	$1,622,283	$1,830,868	$(208,585)	(11)%

The decrease of $208,585 or 11% for the six months ended June 30, 2010 compared to the same period in 2009 was attributable to the cancellation of a purchase order during October of 2009 (notwithstanding the fact that the order is non-cancellable).  During the six months ended June 30, 2009, we fulfilled approximately $660,000 worth of product deliveries under the order. Sales in 2010 pursuant to other orders increased by approximately $451,000 as compared to 2009.

Cost of Goods Sold

Cost of Goods Sold totaled $1,371,313 and $1,763,878 for the six months ended June 30, 2010 and 2009, respectively.

			Change in
			2010
	Six Months Ended June 30,		Versus 2009
	2010	2009	$ %
Cost of Goods Sold	$1,371,313	$1,763,878	$(392,565)	(22)%

Cost of goods consists of costs to manufacture, inventory write-offs and reserve adjustment and warranty expense.  The decrease of $392,565 or 22% for the six months ended June 30, 2010 compared to the same period in 2009 was attributable to decreases of $196,732 for costs to manufacture, $69,651 for warranty expense and $126,182 for inventory write-offs and reserve adjustments. The decrease in cost to manufacture results primarily from the decrease in revenue during the 2010 period.

Operating Expenses

Operating expenses totaled $1,123,709 and $1,525,488 for the six months ended June 30, 2010 and 2009, respectively.

			Change in
			2010
	Six Months Ended June 30,		Versus 2009
	2010	2009	$	%
Operating Expenses
Administrative	$866,468	$1,148,304	$(281,836)	(25)%
Consulting Fees	-	41,366	(41,366)	(100)%
Professional Fees	136,768	221,970	(85,202)	(38)%
Research and development	120,473	113,848	6,625	6%
Total expense	$1,123,709	$1,525,488	$(401,779)	(26)%

Administrative Expenses

Administrative Expenses totaled $866,468 and $1,148,304 for the six months ended June 30, 2010 and 2009, respectively. The decrease of $281,836 or 25% for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to a decrease in share based compensation of $110,914 (resulting from a decrease in issued and outstanding equity awards) and reductions in insurance of $67,191, license and fees of $34,295 and overall decreases in other administrative expenses, partially offset by an increase in cash based compensation expense and related costs of $99,707. Administrative expenses consist of travel, marketing, compensation, administrative fees and costs, and depreciation expense.

Consulting Fees

Consulting fees totaled $0 and $41,366 for the six months ended June 30, 2010 and 2009, respectively. The decrease of $41,366 or 100% for the six months ended June 30, 2010 compared to the same period in 2009 was attributable to the consultant becoming an employee in late 2009. Consulting fees consists of payments made to independent contractors for services.

Professional Fees

Professional Fees totaled $136,768 and $221,970 for the six months ended June 30, 2010 and 2009, respectively. The decrease of $85,202 or 38% for the six months ended June 30, 2010 compared to the same period in 2009 was attributable to an overall reduction in cost of professional fees in the current period due to a decrease in professional services. We had decreases of $82,752 in accounting and audit fees and $2,450 in legal fees. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research and Development

Research and development expenses totaled $120,473 and $113,848 for the six months ended June 30, 2010 and 2009, respectively. The increase of $6,625 or 6% for the six months ended June 30, 2010 compared to the same period in 2009 was attributable to an accrual reversal of approximately $30,000 in 2009 with no comparable item in 2010, offset by reductions in spending during 2010. Research and development expense consists of costs relating to further development of our OTP products and solutions.

Other Income (Expense)

Other income (expense) totaled $1,151,175 of income for the six months ended June 30, 2010 and $10,756,891 of expense for the six months ended June 30, 2009.

			Change in
			2010
	Six Months Ended June 30,		Versus 2009
	2010	2009	$	%
Other income (expense):
Change in fair value of warrant and conversion liabilities	$1,702,118	$(160,668)	$1,862,786	1,159%
Gain on extinguishment of debt	136,321	-	136,321	100%
Interest income	23	51	(28)	(55)%
Interest expense	(687,287)	(10,596,274)	9,908,987	93%
Total other income (expense)	$1,151,175	$(10,756,891)	$11,908,066	111%

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

Interest Income

Interest income totaled $23 and $51 for the six months ended June 30, 2010 and 2009, respectively. Interest income consists of earning on balances in interest bearing accounts.

 Interest expense

Interest expense totaled $687,287 and $10,596,274 for the six months ended June 30, 2010 and 2009, respectively. Interest expense for 2010 consists of interest accrued on our convertible debentures of $108,422, other interest of $4,200 and amortization of debt discount of $574,665.  Interest expense for 2009 consists of interest accrued on our convertible debentures of $817,784, other interest of $14,853, amortization of debt discount of $6,671,835, amortization of debt issue costs of $449,052 and a charge of $2,642,750 for the 30% increase in the principal amount our convertible debentures as a result of the default described above.

As a result of the default on our debentures, the interest rate was increased from 8% to 18% effective February 20, 2009 and the maturity date of the debentures was accelerated. We fully amortized the remaining discount and deferred debt issue costs during the quarter ended March 31, 2009.

Liquidity and Capital Resources

Our principal sources of operating capital since inception through June 30, 2010 have been equity and debt financings totaling approximately $31,431,000, and to a lesser degree our revenues.  Since inception, we have incurred significant losses, and as of December 31, 2009 we had an accumulated deficit of $38,360,101. Our accumulated deficit totaled $38,081,665 at June 30, 2010. Our cash and cash equivalents balance at June 30, 2010 was $226,676, compared to $14,106 for the same period of 2009.

Sales of our products are not expected to generate positive cash flow until 2011. As a result, there is substantial doubt about our ability to continue as a going concern at June 30, 2010.

As of June 30, 2010 we had approximately $227,000 in cash and cash equivalents. We believe that our cash, combined with anticipated revenue collections and planned expense reductions, will last until October, 2010. In the event we do not receive additional financing or orders for our products, we anticipate ceasing operations during October of 2010.

			Change in
			2010
	Six Months Ended June 30,		Versus 2009
	2010	2009	$	%
At June 30:
Cash & Cash Equivalents	$226,676	$14,106	$212,570	1,506%
Six months ended June 30:
Net cash (used in) provided by operating activities	$(24,339)	$(62,539)	$38,200	61%
Net cash provided by financing activities	5,250	-	5,250	100%

Net Cash (Used in) Provided by Operating Activities

We used cash of $24,339 for our operating activities during the six months ended June 30, 2010 and used cash of $62,539 for our operating activities during the six months ended June 30, 2009. The decrease in cash used of $38,200 or 61% for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to a decrease in loss (after adjustment for non-cash charges) of $1,058,161, a decrease in accounts receivable of $836,185 and an increase in accounts payable of $138,860, offset by increases in prepaid expenses and other current assets of $92,264 and inventory of $499,703 and decreases in deferred revenue of $642,873 and accrued interest of $725,167.

Net Cash Provided by Financing Activities

We received cash from our financing activities of $5,250 during the six months ended June 30, 2010, from the exercise of employee stock options, with no cash provided by financing activities during the six months ended June 30, 2009.

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

Restructuring and Sales of Our 8% Senior Secured Debentures

On September 30, 2009, we completed the restructuring of our 8% Senior Secured Convertible Debentures as well as certain warrants held by the debenture holders.  In connection with the restructuring, we sold an additional $1,173,416 (face value) of our Amended Debentures (convertible into 4,693,664 common shares) and 2,254,642 Amended Warrants.  The effect of these transactions is a follows:

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

We believe that our current cash of approximately $227,000 as of June 30, 2010, combined with anticipated revenue collections, will provide us with sufficient resources to fund our operations until October, 2010.

If we are able to successfully sell our products in substantial quantities during the third and fourth quarters of 2010 we may be able to continue operations until or through the first quarter of 2011.  If we need additional capital, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (June 30, 2010). Based on such evaluation our CEO and CFO has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As of July 31, 2010, the Company had approximately $87,000 in cash.  Combined with anticipated revenue collections and planned expenses, the Company believes this amount will be enough to fund our operations until October of 2010.  In the event we do not secure additional financing or orders for our products, we anticipate ceasing operations during October of 2010.

We have a history of recurring losses from operations and have an accumulated deficit of $38,081,665 as of June 30, 2010. Sales of our products are not expected to generate positive cash flow until 2011.  As a result, there is substantial doubt about our ability to continue as a going concern.  Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due.  There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

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

We will need to raise additional capital to continue operation.

We do not generate enough cash to fund our ongoing operations.  We have relied heavily on external financing to fund operations. Such financing has come primarily from the sale of our securities.   As of July 31, 2010, we had cash on hand of approximately $87,000 which we anticipate will fund our operations through October of 2010.  In the event we do not secure additional financing or orders for our products, we anticipate ceasing operations during October of 2010.

All of our assets are pledged as collateral to our secured debenture holders.

Any event of default in our obligations to the holders of the secured convertible debentures, including the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us, could require the early repayment of the secured convertible debentures.  We presently do not have sufficient capital to repay the secured debentures when required.  In the event we are unable to repay the secured debentures, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due.  Any such actions would require us to severely limit operations or to file for protection under United States Bankruptcy laws.

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

We believe that our current cash, combined with anticipated revenue collections, will be enough to fund our operations until October, 2010.  We currently do not have any sources of additional financing and cannot assure you that such funding will be available.  If we are unable to raise additional capital we may be forced to file for bankruptcy.

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

 We depend on key personnel.

We rely to a substantial extent on the management, marketing and product development skills of our key employees and consultants, particularly Richard Nathan, our President, Chief Executive Officer and Chief Financial Officer and Mark Poidomani, our chief technology officer, to formulate and implement our business plan. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry, and the process of locating key personnel with the right combination of skills is often lengthy. The loss of any key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

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

Our business is dependent on the stability of the Banking Industry.

A great deal of our business requires a certain degree of stability in the banking industry in order for us to effectively provide and market our products to consumers.  Unforeseen problems or turmoil in the banking industry may negatively impact our business.

Our business may be negatively impacted by a lasting recession.

If a recession continues for an extended period and consumer spending is sharply curtailed, our revenue stream may diminish to such a degree that the business is no longer feasible.

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

As of June 30, 2010, we had 31,142,250 shares of common stock outstanding. On a fully diluted basis, including shares issuable upon exercise of warrants and stock options and convertible debentures, we have 61,893,500 shares outstanding or issuable, as of June 30, 2010.   On September 30, 2009, we completed the restructuring of our 8% Senior Secured Convertible Debentures.  As a result, the conversion price of the debentures as well as substantially all our outstanding warrants was adjusted to $0.25.  All of these shares can be traded pursuant to prospectus or via Rule 144 of the Securities Act of 1933.  If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall, which could result in a significant loss on any investment you make in our common stock. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price of our common stock.

We are contractually obligated to issue shares in the future, diluting the interest of current stockholders.

As of June 30, 2010, there were outstanding options, warrants and other convertible securities entitling the holder to purchase 30,751,250 shares of our common stock, at a weighted average exercise price of $0.51 per share. We expect to issue additional options, warrants and other convertible securities to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders.

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

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2010, after taking into consideration our outstanding common and preferred shares and our contingently issuable shares, our board of directors will be entitled to issue up to 13,106,500 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares or securities convertible into these shares is generally not subject to stockholder approval.

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

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies.  These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming and more burdensome. As a result, management will be required to devote more time to compliance which could result in a reduced focus on the development thereby adversely affecting the Company’s development activities. Also, the increased costs will require the Company to seek financing sooner that it may otherwise have had to.

Starting in 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires a company’s management to assess the company’s internal control over financial reporting annually and include a report on such assessment in our annual report filed with the SEC.  Some of this concern has been alleviated due to the signing of the “Dodd-Frank Wall Street Reform and Consumer Protection Act.” (Wall Street Reform Act).  This was signed On July 21, 2010 by President Barack Obama.  The Wall Street Reform Act permanently exempts small public companies with less than $75 million in market capitalization (nonaccelerated filers) from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX). Section 404(b) requires a registrant to provide an attestation report on management’s assessment of internal controls over financial reporting by the registrant’s external auditor. Disclosure of management attestations on internal control over financial reporting under existing Section 404(a) is still required for smaller companies.  Although we are currently a smaller reporting company and will be in the foreseeable future, there is no guarantee that we will remain so if circumstances in our business change.  If we lost our status as a smaller reporting company, we would then be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002. In the event we become subject to 404(b), we will be required to expand substantial capital in connection with compliance.

Our management has concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based on such evaluation which disclosed numerous material weaknesses, our CEO and CFO have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. If we fail to implement new or improved disclosure controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the year beginning January 1, 2010.

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

•	On February 17, 2010, we issued 1,264,975 common shares in connection with the conversion of $316,224 of our convertible debentures.

•	In June of 2010, we issued 150,000 common shares upon the exercise of 150,000 employee stock options. The exercise price was paid through a reduction of accrued compensation in the amount of $15,000.

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

INNOVATIVE CARD TECHNOLOGIES, INC

Dated: August 16, 2010	By:	/S/ Richard Nathan
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