Form 10-Q
period 2010-09-30
INNOVATIVE CARD TECHNOLOGIES INC
filed 2010-11-19
CIK 1300578

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
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

Registrant’s telephone number, including area code (213) 223-2143

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

As of November 15, 2010 there were 32,645,107 shares of common stock, $.001 par value, issued and outstanding.

Innovative Card Technologies, Inc.

Table of Contents

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$35,429	$245,765
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $61,398, respectively	-	699,854
Prepaids and other current assets	13,820	76,130
Deposits on raw materials held for production	30,959	165,138
Raw materials held for production	59,072	134,754
Work in progress inventory, net	120,581	107,212
Finished goods inventory	50,755	34,421
Total current assets	310,616	1,463,274

Property and equipment, net	49,771	93,763
Deposits	3,720	3,720

Total assets	$364,107	$1,560,757

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable and accrued expenses	$927,816	$912,271
Accrued interest	104,148	27,737
Warranty reserve	312,646	289,135
Deferred revenue	153,777	450,189
8% convertible debentures, net of discount of $253,252 at September 30, 2010	5,167,833	-
Total current liabilities	6,666,220	1,679,332

8% convertible debentures, net of discount of $1,074,752 at December 31, 2009	-	4,687,576
Warrant liability	151,640	470,592
Derivative liability	14,144	2,151,632

Total liabilities	6,832,004	8,989,132

Deficiency in stockholders' equity

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 31,868,647 and 28,840,920 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	31,869	28,841
Additional paid-in capital	31,760,577	30,902,885
Accumulated deficit	(38,260,343)	(38,360,101)
Total deficiency in stockholders' equity	(6,467,897)	(7,428,375)

Total liabilities and deficiency in stockholders' equity	$364,107	$1,560,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$366,366	$1,011,760	$1,988,649	$2,842,628
Cost of goods sold	345,495	927,015	1,716,808	2,690,893

Gross profit	20,871	84,745	271,841	151,735

Operating expenses
Administrative	359,877	735,913	1,226,345	1,879,967
Consulting fees	-	73,286	-	118,902
Professional fees	35,801	87,789	172,569	309,759
Research and development	2,268	69,467	122,741	183,315

Total operating expense	397,946	966,455	1,521,655	2,491,943

Loss from operations	(377,075)	(881,710)	(1,249,814)	(2,340,208)

Other income (expense)
Change in fair value of warrant and conversion liability	541,906	(4,300,534)	2,244,024	(4,461,202)
Gain on extinguishment of debt	-	9,520,784	136,321	9,520,784
Other income	-	616,315	-	616,315
Interest income	2	2	25	53
Interest expense	(343,511)	(1,383,750)	(1,030,798)	(11,980,024)

Total other income (expense)	198,397	4,452,817	1,349,572	(6,304,074)

Income (loss) before provision for income taxes	(178,678)	3,571,107	99,758	(8,644,282)

Provision for income taxes	-	-	-	-

Net income (loss)	(178,678)	3,571,107	99,758	(8,644,282)

Income (loss) per share:
Basic	$(0.01)	$0.13	$0.00	$(0.30)
Diluted	$(0.01)	$0.12	$(0.07)	$(0.30)

Weighted average shares outstanding:
Basic	31,558,098	28,495,256	30,694,249	28,495,256
Diluted	31,558,098	29,615,853	30,694,249	28,495,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$99,758	$(8,644,282)
Adjustments to reconcile net lincome (loss) to net cash used in operating activities:
Depreciation and amortization	28,020	44,566
Change in fair value of warrant liability	(318,952)	501,920
Change in fair value of conversion liability	(1,925,072)	3,959,282
Amortization of debt discount	807,655	7,513,000
Amortization of deferred debt issuance costs	-	449,052
Debt default penalty	-	2,642,750
Stock based compensation expense	266,108	430,054
Fees paid with debenture	-	45,000
Noncash gain on extinguishment of debt	(136,321)	(9,580,784)
Gain on disposition of fixed assets	(1,124)	-
Deposit forfeitures	-	(616,315)
Change in provision for obsolete inventory	46,494	238,200
(Increase) decrease in accounts receivable	699,854	(175,033)
(Increase) decrease in prepaids and other current assets	62,310	146,272
(Increase) decrease in deposits on raw materials held for production	134,179	27,531
(Increase) decrease in raw materials held for production	58,265	(22,890)
(Increase) decrease in work in progress inventory	(42,446)	936,147
(Increase) decrease in finished goods inventory	(16,334)	(52,215)
(Increase) decrease in deposits	-	56,751
Increase (decrease) in accounts payable and accrued expenses	54,681	129,176
Increase (decrease) in accrued interest	223,144	1,380,334
Increase (decrease) in warranty reserve	23,511	114,933
Increase (decrease) in deferred rent	-	(56,929)
Increase (decrease) in deferred revenue	(296,412)	132,418

Net cash used in operating activities	(232,682)	(401,062)

Cash flows from investing activities:
Proceeds from sale of fixed assets	17,096	-

Net cash provided by investing activities	17,096	-

Cash flows from financing activities:
Proceeds from exercise of options/warrants	5,250	-
Proceeds from issuance of 8% convertible debentures	-	1,127,321
Proceeds from note	-	100,000
Repayment of note	-	(50,000)

Net cash provided by financing activities	5,250	1,177,321

Net decrease in cash and cash equivalents	(210,336)	776,259
Cash and cash equivalents, beginning of period	245,765	76,645
Cash and cash equivalents, end of period	$35,429	$852,904

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$2,705

Non-Cash Financial Activity:
Debt converted to common stock	$341,244	$-
Conversion liability extinguished upon conversion of debt	212,416	-
Options exercised by application of accrued compensation to exercise price	39,137	-
Common stock issued as payment of accrued interest	146,733	-
Warrant liability for warrants issued with debentures	-	639,522
Warrants issued with debentures	-	33,756
Derivative conversion feature liability of convertible debt	-	1,373,964
Liabilities settled with debentures and warrants	-	672,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE CARD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

For the nine months ended September 30, 2010 we have incurred a loss from operations of $1,249,814. As of September 30, 2010, we have negative working capital of $6,355,604, an accumulated deficit of $38,260,343 and a stockholders’ deficiency of $6,467,897. Sales of the ICT DisplayCard and newly introduced OTP products, the Company’s main products, are not expected to generate positive cash flow until the fourth quarter of 2011. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at September 30, 2010.

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

As of November17, 2010 the Company has approximately $53,000 in cash. Combined with anticipated revenue collections and planned expense reductions, the Company believes this amount will be enough to fund our operations until January, 2011. In the event we do not receive additional financing or orders for our products, we anticipate ceasing operations during the first quarter of 2011.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

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

MAJOR CUSTOMERS

Two customers accounted for all of our revenue for the three months ended September 30, 2010 and for the nine months ended September 30, 2010. Two customers accounted for 100% and 97% of the Company’s revenues for the three and nine months ended September 30, 2009, respectively.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$35,429	$-	$-	$35,429
Total Assets	$35,429	$-	$-	$35,429
Liabilities
Convertible debentures	$-	$-	$5,167,833	$5,167,833
Warrant Liability	-	-	151,640	151,640
Derivative liabilities	-	-	14,144	14,144
Total liabilities	$-	$-	$5,333,617	$5,333,617

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability and conversion derivative liability) for the nine months ended September 30, 2010 and 2009.

	2010	2009
Balance at beginning of year	$2,622,224	$19,055
Additions to derivative instruments	-	2,019,547
Change in fair value of derivative liabilities	(2,244,024)	4,461,202
Reclassification to equity upon conversion of debentures	(212,416)	-
Reclassification to equity upon extinguishment or modification	-	(495,552)

Balance at end of period	$165,784	$6,004,252

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

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and the exercise of our stock options and warrants. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss.  Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share.

The following reconciliation of net income and share amounts used in the computation of loss per share for the nine months ended September 30, 2010:

Nine Months
Ended
September 30, 2010
Net income used in computing basic net income per share	$99,758
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	$2,244,024
Net loss used in computing diluted net loss per share	(2,144,266)

There were 30,363,833 common share equivalents at September 30, 2010 and 32,977,307 at September 30, 2009. For the three and nine months ended September 30, 2010 and the nine months ended September 30, 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Common equivalent shares were included in the calculation of diluted earnings per share for the three month period ended September 30, 2009, as their inclusion would reduce earnings per share for that period.For the three month period ended September 30, 2009, diluted weighted average shares used in the calculation of diluted earnings per share total 29,615,853. This amount consists of weighted average shares outstanding of 28,495,256 plus 1,120,597 dilutive potential common shares.

WARRANTY RESERVE

The Company generally warrants its products against defects over a period of one to three years. An accrual for estimated future costs relating to products returned under warranty is recorded as a charge to cost of sales when products are shipped. The accrual is based on a percentage of sales. This percentage was 10% through December 31, 2008, 3% for the period January 1 to September 30, 2009 and 2% effective October 1, 2009 through June 30, 2010 and 0% effective July 1, 2010 (the changes in estimate based on historical trends). Activity in the accrued warranty reserve liability for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$312,646	$288,666	$289,135	$198,854
Charged to cost of sales	-	25,121	23,511	118,282
Deductions	-	-	-	(3,349)

Balance at end of period	$312,646	$313,787	$312,646	$313,787

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

At September 30, 2010 we recalculated the fair value of the conversion feature of the remaining debentures subject to derivative accounting and have determined that the fair value at September 30, 2010 is $14,144. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.13%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 88%; and (4) an expected life of the conversion feature of 0.25 years. We recorded credits of $380,006 and $1,971,496 during the three and nine months ended September 30, 2010, respectively, related to the change in fair value of the conversion feature of the debentures during those periods.

At September 30, 2010, we recalculated the fair value of our warrants subject to derivative accounting and have determined that the fair value at September 30, 2010 is $151,640. The fair value of the warrant liability was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 126%; and (4) an expected life of the warrants of 1.5 years. We recorded credits of $161,900 and $318,952 during the three and nine months ended September 30, 2010, respectively, related to the change in fair value of the warrant liability.

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

During the nine months ended September 30, 2010 the Company issued 502,667 shares of common stock upon the exercise of 502,667 employee stock options. We received $5,250 in cash proceeds from the exercise of the options; the balance of the exercise price was paid through the reduction of accrued compensation in the amount of $39,137.

During the nine months ended September 30, 2010 we issued an aggregate of 1,160,085 shares of common stock as payment of accrued interest in the amount of $146,733.

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

The Company recorded a credit of $634 to compensation expense for consultant stock options for the three months ended September 30, 2010, which is included in professional fees. The Company recorded a net credit of $941 to compensation expense for consultant stock options for the nine months ended September 30, 2010, of which $521 has been charged to professional fees and $1,462 credited to the administrative expense category. During the three and nine months ended September 30, 2009, the Company recorded $7,383 and $11,634, respectively, of compensation expense for consultant stock options which is included in the administrative expense category.

The Company recorded $80,844 and $126,713 of compensation expense for employee stock options during the three months ended September 30, 2010 and 2009, respectively, and $267,049 and $418,421 of compensation expense for employee stock options during the nine months ended September 30, 2010 and 2009, respectively, which is included in the administrative expense category.

NOTE 7 - PROVISION FOR INCOME TAXES

Our effective tax rate was estimated at 0% for the three and nine months ended September 30, 2010 and 2009.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE

The Company leases office space on a month-to-month basis.

Rent expense was $3,600 and $12,447 for the three months ended September 30, 2010 and 2009, respectively, and $26,095 and $38,341 for the nine months ended September 30, 2010 and 2009, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

During October 2010 we issued 776,460 shares of common stock as payment of $69,183 interest accrued at September 30, 2010.

Between November 1, 2010 and November 12, 2010, pursuant to the terms of a securities purchase agreement, we issued $225,000 of 6% Convertible Debentures (“Debentures”) and common stock purchase warrants to purchase an aggregate of 2,225,000 shares of common stock (“Warrants”). Each Debenture has (i) a maturity date of two years from the date of issuance, (ii) interest payable annually beginning one year after the effective date of the issuance,(iii) has a conversion price of $0.25 per share and (iv) the face amount of each debenture will not exceed $50,000.   The Debentures are unsecured. The Warrants (i) have a term of four years, (ii) are callable by the Company in the event certain conditions are met, and (iii) provide for the issuance of a replacement warrant (“Replacement Warrant”) for every 2 original warrants exercised.  The Replacement Warrant has an exercise price equal to the greater of $0.25 or the closing price of the Company’s stock on the day that the original warrants are exercised.  All other terms of the Replacement Warrants are substantially similar to the terms of the Warrants.  The Warrants also have piggy back registration rights (Replacement Warrants do not have piggy back registration rights).

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “InCard” “Innovative Card” and “Registrant” refer to Innovative Card Technologies, Inc. and our subsidiaries.  Also, any reference to “common shares” or “common stock” refers to our $.001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (September 30, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles (“GAAP”). Our financials and results of operation for the three and nine month period ended September 30, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three and nine months ended September 30, 2010 to 2009.

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

Since inception, we have been unprofitable. We incurred net losses of $5,883,055 and $8,929,537 for 2009 and 2008, respectively. Additionally, we had a net loss of $178,678 and net income of $99,758 for the three and nine month periods ended September 30, 2010, respectively, and net income of $3,571,107 and a net loss of $8,644,282 for the three and nine month periods ended September 30, 2009, respectively. Sales of the Company’s products are not expected to generate positive cash flow until the fourth quarter of 2011.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern at September 30, 2010.

Our continued existence is dependent upon our ability to generate sales from our OTP products or, if we are unable to do so in sufficient quantity to cover our expenses, to obtain additional financing.  Notwithstanding the sales of our devices, we anticipate that we will continue to incur net losses due to our costs exceeding our revenues.  Management cannot yet predict when we will achieve an operating profit or net income.  Our capital requirements for the next 12 months consist of the research and development of new OTP products, the acquisition of inventory, retention and hiring of key personnel, and implementation of a sales force for our products. These expenditures, while significant, will decrease from 2009 and 2010 spending levels. To date, our operations have been funded primarily through equity and debt financings.

We believe that our current cash, combined with anticipated revenue collections, will be adequate to fund our operations until January, 2011. If we are unable to raise additional capital or make significant sales by that date, we may be forced to curtail our operations or seek bankruptcy protection. We anticipate that we will not be able to generate sales of the ICT DisplayCard and newly introduced OTP products in quantities that will sustain a positive cash flow until the fourth quarter of 2011.

Our backlog, which consists of orders received but not yet shipped, totaled approximately $285,000 at September 30, 2010.

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

Accounts receivable allowances.

Our sales to date have been primarily to large credit card issuers and we have been successful in collecting for products and services. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At September 30, 2010, based on our review of customer activity, we recorded an allowance for doubtful accounts of $60,000.

Warranty expense.

We estimate the cost associated with meeting our warranty obligations for the sale of our products. We generally warrant our products against defects over a period of one to three years. The initial estimate and changes to the estimate are charged to cost of goods sold at the time of sale of the product. The accrual is based on a percentage of sales. This percentage was 10% through December 31, 2008, 3% for the period January 1 to September 30, 2009 and 2% effective October 1, 2009 through June 30, 2010 and 0% effective July 1, 2010 (the changes in estimate based on historical trends).

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

Result of Operations — Three Months Ended September, 2010 Compared to Same Period of 2009

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

Revenues totaled $366,366 and $1,011,760 for the three months ended September 30, 2010 and 2009, respectively.

			Change in
			2010
	Three Months Ended September 30,		Versus 2009
	2010	2009	$ %
Revenue	$366,366	$1,011,760	$(645,394)	(64)%

The decrease of $645,394 or 64% for the three months ended September 30, 2010 compared to the same period in 2009 was attributable to the cancellation of a purchase order during October of 2009 (notwithstanding the fact that the order is non-cancellable).  During the third quarter of 2009, we fulfilled approximately $729,000 worth of product deliveries under the order. Sales pursuant to other orders increased by approximately $84,000 in 2010, as compared to 2009.

Cost of Goods Sold

Cost of Goods Sold totaled $345,495 and $927,015 for the three months ended September 30, 2010 and 2009, respectively.

			Change in
			2010
	Three Months Ended September 30,		Versus 2009
	2010	2009	$ %
Cost of Goods Sold	$345,495	$927,015	$(581,520)	(63)%

Cost of goods consists of costs to manufacture, inventory write-offs and reserve adjustment and warranty expense.  The decrease of $581,520 or 63% for the three months ended September 30, 2010 compared to the same period in 2009 was attributable to decreases of $492,255 for costs to manufacture, $64,145 for inventory write-offs and reserve adjustments and $25,120 for warranty expense. The decrease in cost to manufacture results primarily from the decrease in revenue during the 2010 period.

Operating Expenses

Operating expenses totaled $397,946 and $966,455 for the three months ended September 30, 2010 and 2009, respectively.

			Change in
			2010
	Three Months Ended September 30,		Versus 2009
	2010	2009	$	%
Operating Expenses
Administrative	$359,877	$735,913	$(376,036)	(51)%
Consulting Fees	-	73,286	(73,286)	(100)%
Professional Fees	35,801	87,789	(51,988)	(59)%
Research and development	2,268	69,467	(67,199)	(97)%
Total expense	$397,946	$966,455	$(568,509)	(59)%

Administrative Expenses

Administrative expenses totaled $359,877 and $735,913 for the three months ended September 30, 2010 and 2009, respectively. The decrease of $376,036 or 51% for the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to decreases in cash based compensation expense and related costs of $296,390, share based compensation of $45,869 (resulting from a decrease in issued and outstanding equity awards) and insurance of $32,679. Administrative expenses consist of travel, marketing, compensation, administrative fees and costs, and depreciation expense.

Consulting Fees

Consulting fees totaled $0 and $73,286 for the three months ended September 30, 2010 and 2009, respectively. The decrease of $73,286 or 100% for the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to a decrease in stock based consulting fees of $45,000 and a decrease due to a change in status of a consultant to an employee in the 2010 period. Consulting fees consists of payments made to independent contractors for services.

Professional Fees

Professional Fees totaled $35,801 and $87,789 for the three months ended September 30, 2010 and 2009, respectively. The decrease of $51,988 or 59% for the three months ended September 30, 2010 compared to the same period in 2009 was attributable to an overall lower cost of professional fees in the current period due to a decrease in professional services. Accounting and audit fees decreased by $19,811 and legal fees decreased by $32,177. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research and Development

Research and development expenses totaled $2,268 and $69,467 for the three months ended September 30, 2010 and 2009, respectively. The decrease of $67,199 or 97% for the three months ended September 30, 2010 compared to the same period in 2009 was attributable to a discontinuance of monthly research and development services in 2010.

Other Income (Expense)

Other income (expense) totaled $198,397 of income for the three months ended September 30, 2010.  We reported other income of $4,452,817 for the three months ended September 30, 2009

			Change in
			2010
	Three Months Ended September 30,		Versus 2009
	2010	2009	$	%
Other income (expense):
Change in fair value of warrant and conversion liabilities	$541,906	$(4,300,534)	$4,842,440	(113)%
Gain on extinguishment of debt	-	9,520,784	(9,520,784)	(100)%
Other income	-	616,315	(616,315)	(100)%
Interest income	2	2	-	-%
Interest expense	(343,511)	(1,383,750)	1,040,239	(75)%
Total other income (expense)	$198,397	$4,452,817	$(4,254,420)	(96)%

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

Gain on extinguishment of debt

During the three months ended September 30, 2009 we recorded an aggregate of $9,520,784 of gains on extinguishment of debt resulting from the cancellation or restructuring of our 2008 convertible debentures and the related common stock purchase warrants. We had no comparable transactions during the 2010 period.

Other Income

Other income consists of customer deposit forfeitures recorded during the three months ended September 30, 2009. We had no comparable transactions during the 2010 period.

Interest Income

Interest income totaled $2 and $2 for the three months ended September 30, 2010 and 2009, respectively. Interest income consists of earning on balances in interest bearing accounts.

Interest expense

Interest expense totaled $343,511 and $1,383,750 for the three months ended September 30, 2010 and 2009, respectively. Interest expense for 2010 consists of interest accrued on our convertible debentures of $108,422, other interest of $2,100 and amortization of debt discount of $232,989.  Interest expense for 2009 consists of interest accrued on our convertible debentures of $519,572, discount on debt of $841,165 and other interest of $23,013.

As a result of the default on our debentures, the interest rate was increased from 8% to 18% effective February 20, 2009 and the maturity date of the debentures was accelerated. We fully amortized the remaining discount and deferred debt issue costs during the quarter ended March 31, 2009.

Results of Operations — Nine Months Ended September 30, 2010 Compared to Same Period of 2009

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

Revenues totaled $1,988,649 and $2,842,628 for the nine months ended September 30, 2010 and 2009, respectively.

			Change in
			2010
	Nine Months Ended September 30,		Versus 2009
	2010	2009	$ %
Revenue	$1,988,649	$2,842,628	$(853,979)	(30)%

The decrease of $853,979 or 30% for the nine months ended September 30, 2010 compared to the same period in 2009 was attributable to the cancellation of a purchase order during October of 2009 (notwithstanding the fact that the order is non-cancellable).  During the nine months ended September 30, 2009, we fulfilled approximately $1,389,000 worth of product deliveries under the order. Sales in 2010 pursuant to other orders increased by approximately $535,000 as compared to 2009.

Cost of Goods Sold

Cost of Goods Sold totaled $1,716,808 and $2,690,893 for the nine months ended September 30, 2010 and 2009, respectively.

			Change in
			2010
	Nine Months Ended September 30,		Versus 2009
	2010	2009	$ %
Cost of Goods Sold	$1,716,808	$2,690,893	$(974,085)	(36)%

Cost of goods consists of costs to manufacture, inventory write-offs and reserve adjustment and warranty expense.  The decrease of $974,085 or 36% for the nine months ended September 30, 2010 compared to the same period in 2009 was attributable to decreases of $688,987 for costs to manufacture, $190,327 for inventory write-offs and reserve adjustments and $94,771 for warranty expense. The decrease in cost to manufacture results primarily from the decrease in revenue during the 2010 period.

Operating Expenses

Operating expenses totaled $1,521,655 and $2,491,943 for the nine months ended September 30, 2010 and 2009, respectively.

			Change in
			2010
	Nine Months Ended September 30,		Versus 2009
	2010	2009	$	%
Operating Expenses
Administrative	$1,226,345	$1,879,967	$(653,622)	(35)%
Consulting Fees	-	118,902	(118,902)	(100)%
Professional Fees	172,569	309,759	(137,190)	(44)%
Research and development	122,741	183,315	(60,574)	(33)%
Total expense	$1,521,655	$2,491,943	$(970,288)	(39)%

Administrative Expenses

Administrative Expenses totaled $1,226,345and $1,879,967 for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $653,622 or 35% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to decreases in cash based compensation expense and related costs of $232,095, share based compensation of $151,372 (resulting from a decrease in issued and outstanding equity awards) and reductions in insurance of $99,870, license and fees of $42,373 and overall decreases in other administrative expenses. Administrative expenses consist of travel, marketing, compensation, administrative fees and costs, and depreciation expense.

 Consulting Fees

Consulting fees totaled $0 and $118,902 for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $118,902 or 100% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to a decrease in stock based consulting fees of $45,000 and a decrease due to a change in status of a consultant to an employee in the 2010 period. Consulting fees consists of payments made to independent contractors for services.

Professional Fees

Professional Fees totaled $172,569 and $309,759 for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $137,190 or 44% for the nine months ended September 30, 2010 compared to the same period in 2009 was attributable to an overall higher cost of professional fees in the prior period due to an increase in professional services in that period. Accounting and audit fees decreased by $101,717 and legal fees decreased by $35,473. Professional fees expense primarily consists of amounts related to services provided by our outside counsel, auditors and other similar providers.

Research and Development

Research and development expenses totaled $122,741 and $183,315 for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $60,574 or 33% for the nine months ended September 30, 2010 compared to the same period in 2009 was attributable to a discontinuance of contractual monthly research and development services in June of 2010, a cost savings of approximately $90,000, partially offset by an accrual reversal of approximately $30,000 in 2009 with no comparable item in 2010.

Other Income (Expense)

Other income (expense) totaled $1,349,572 of income for the nine months ended September 30, 2010 and $(6,304,074) of expense for the nine months ended September 30, 2009.

			Change in
			2010
	Nine Months Ended September 30,		Versus 2009
	2010	2009	$	%
Other income (expense):
Change in fair value of warrant and conversion liabilities	$2,244,024	$(4,461,202)	$6,705,226	150%
Gain on extinguishment of debt	136,321	9,520,784	(9,384,463)	(99)%
Other income	-	616,315	(616,315)	(100)%
Interest income	25	53	(28)	(53)%
Interest expense	(1,030,798)	(11,980,024)	10,949,226	91%
Total other income (expense)	$1,349,572	$(6,304,074)	$7,653,646	121%

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

During the third quarter of 2009 we recorded an aggregate of $9,520,784 of gains on extinguishment of debt resulting from the cancellation or restructuring of our 2008 convertible debentures and the related common stock purchase warrants.

Interest Income

Interest income totaled $25 and $53 for the nine months ended September 30, 2010 and 2009, respectively. Interest income consists of earning on balances in interest bearing accounts.

 Interest expense

Interest expense totaled $1,030,798 and $11,980,024 for the nine months ended September 30, 2010 and 2009, respectively.  Interest expense for 2010 consists of interest accrued on our convertible debentures of $216,844, other interest of $6,300 and amortization of debt discount of $807,654. Interest expense for 2009 consists of interest accrued on our convertible debentures of $1,337,356, other interest of $37,866, amortization of debt discount of $7,513,000, amortization of debt issue costs of $449,052 and a charge of $2,642,750 for the 30% increase in the principal amount of our convertible debentures as a result of a debt default.

As a result of the default on our debentures, the interest rate was increased from 8% to 18% effective February 20, 2009 and the maturity date of the debentures was accelerated. We fully amortized the remaining discount and deferred debt issue costs during the quarter ended March 31, 2009.

Liquidity and Capital Resources

Our principal sources of operating capital since inception through September 30, 2010 have been equity and debt financings totaling approximately $31,431,000, and to a lesser degree our revenues.  Between November 1, 2010 and November 12, 2010,  pursuant to the terms of a securities purchase agreement, we issued $225,000 of 6%  convertible debentures and common stock purchase warrants to purchase an aggregate of 2,225,000 shares of common stock (see Recent Sales of Unregistered Securities). Since inception, we have incurred significant losses, and as of December 31, 2009 we had an accumulated deficit of $38,360,101. Our accumulated deficit totaled $38,260,343 at September 30, 2010. Our cash and cash equivalents balance at September 30, 2010 was $35,429, compared to $852,904 for the same period of 2009.

Sales of our products are not expected to generate positive cash flow until the fourth quarter of 2011. As a result, there is substantial doubt about our ability to continue as a going concern at September 30, 2010.

As of November 17, 2010 we had approximately $53,000 in cash and cash equivalents. We believe that our cash, combined with anticipated revenue collections and planned expense reductions, will last until January, 2011. In the event we do not receive additional financing or orders for our products, we anticipate ceasing operations during the first quarter of 2011.

Change in
2010
Nine Months Ended September 30,	Versus 2009
2010	2009	$	%
At September 30:
Cash & Cash Equivalents	$35,429	$852,904	$(817,475)	(96)%
Nine months ended September 30:
Net cash used by operating activities	$(232,682)	$(401,062)	$168,380	42%
Net cash provided by investing activities	$17,096	-	$17,096	100%
Net cash provided by financing activities	$5,520	$1,177,321	$(1,171,801)	(100)%

Net Cash Used in Operating Activities

We used cash of $232,682 for our operating activities during the nine months ended September 30, 2010 and used cash of $401,062 from our operating activities during the nine months ended September 30, 2009. The decrease in cash used of $168,380 or 42% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to a decrease in loss (after adjustment for non-cash charges) of $1,884,123 and a decrease in accounts receivable of $874,887 offset by increases in prepaid expenses and other current assets of $83,962 and inventory of $754,909 and decreases in accounts payable and accrued expenses of $74,495, deferred revenue of $428,830, warranty reserves of $91,422 and accrued interest of $1,157,190.

Net Cash Provided by Investing Activities

We had proceeds from the sale equipment of $17,096 during 2010, with no comparable item in the 2009 period.

Net Cash Provided by Financing Activities

We received cash from our financing activities of $5,520 during the nine months ended September 30, 2010, from the exercise of employee stock options, with cash of $1,177,321 provided by financing activities during the nine months ended September 30, 2009. During 2009 we received $1,127,321 from the sale of our Amended Debentures. We also received $100,000 in bridge financing, of which $50,000 was repaid in September and the balance repaid in October.

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

We believe that our current cash of approximately $53,000 as of November 17, 2010, combined with anticipated revenue collections, will provide us with sufficient resources to fund our operations until January, 2011.

If our direct marketing efforts are successful and we are able to successfully book our products in substantial quantities during the fourth quarter of 2010 and into 2011 and if we are successful with new investments, we may be able to continue operations until or through the fourth quarter of 2011.  If we need additional capital over and above that which we anticipate raising in the fourth quarter of 2010 and the first quarter of 2011, we do not have any binding commitments for, or readily available sources of, additional financing. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources, may not be available, or if available, may be on terms unacceptable to us. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy our capital requirements, our operations and liquidity could be materially adversely affected.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (September 30, 2010). Based on such evaluation which disclosed numerous material weaknesses as noted below, our CEO and CFO has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As of November 17, 2010, the Company had approximately $53,000 in cash.  Combined with anticipated revenue collections and planned expenses, the Company believes this amount will be enough to fund our operations until January of 2011.  In the event we do not secure additional financing or orders for our products, we anticipate ceasing operations during the first quarter of 2011.

We have a history of recurring losses from operations and have an accumulated deficit of $38,260,343 as of September 30, 2010. Sales of our products are not expected to generate positive cash flow until the fourth quarter of 2011.  As a result, there is substantial doubt about our ability to continue as a going concern.  Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due.  There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

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

We do not generate enough cash to fund our ongoing operations.  We have relied heavily on external financing to fund operations. Such financing has come primarily from the sale of our securities.   As of November 17, 2010, we had cash on hand of approximately $53,000 which we anticipate will fund our operations through December of 2010.  In the event we do not secure additional financing or orders for our products, we anticipate ceasing operations during the first quarter of 2011.

All of our assets are pledged as collateral to our secured debenture holders.

Any event of default in our obligations to the holders of the secured convertible debentures, including the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us could require the early repayment of the secured convertible debentures.  We presently do not have sufficient capital to repay the secured debentures when required.  In the event we are unable to repay the secured debentures, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due.  Any such actions would require us to severely limit operations or to file for protection under United States Bankruptcy laws.

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

We believe that our current cash, combined with anticipated revenue collections, will be enough to fund our operations until January, 2011.  We currently have limited sources of additional financing and cannot assure you that additional funding will be available.  If we are unable to raise additional capital we may be forced to file for bankruptcy.

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

 We depend on key personnel.

We rely to a substantial extent on the management, marketing and product development skills of our key employees and consultants, particularly Richard Nathan, our President, Chief Executive Officer and Chief Financial Officer. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the payment card industry, and the process of locating key personnel with the right combination of skills is often lengthy. The loss of any key personnel may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

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

The banking industry has experienced considerable hardship in the recent months.   A great deal of our business requires a certain degree of stability in the banking industry in order for us to effectively provide and market our products to consumers.  Unforeseen problems or turmoil in the banking industry may negatively impact our business.

Our business may be negatively impacted by a lasting recession.

The nature of a large portion of our business is based upon consumer spending.  Therefore, a severe or prolonged depression in the economy may dissuade businesses and individuals from utilizing some of our products.  If a recession continues for an extended period and consumer spending is sharply curtailed, our revenue stream may diminish to such a degree that the business is no longer feasible.

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

As of September 30, 2010, we had 31,868,647 shares of common stock outstanding. On a fully diluted basis, including shares issuable upon exercise of warrants and stock options and convertible debentures, we have 62,232,480 shares outstanding or issuable, as of September 30, 2010.   On September 30, 2009, we completed the restructuring of our 8% Senior Secured Convertible Debentures.  As a result, the conversion price of the debentures as well as substantially all our outstanding warrants was adjusted to $0.25.  All of these shares can be traded pursuant to prospectus or via Rule 144 of the Securities Act of 1933.  If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall, which could result in a significant loss on any investment you make in our common stock. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price of our common stock.

We are contractually obligated to issue shares in the future, diluting the interest of current stockholders.

As of September 30, 2010, there were outstanding options, warrants and other convertible securities entitling the holder to purchase 30,363,833 shares of our common stock, at a weighted average exercise price of $0.49. We expect to issue additional options, warrants and other convertible securities to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current stockholders.

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

Our certificate of incorporation currently authorizes our board of directors to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2010, after taking into consideration our outstanding common and preferred shares and our contingently issuable shares, our board of directors will be entitled to issue up to 12,767,520 additional common shares and 5,000,000 preferred shares. The power of the board of directors to issue these shares or securities convertible into these shares is generally not subject to stockholder approval.

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

Our management has concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based on such evaluation which disclosed numerous material weaknesses, our CEO and CFO have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. If we fail to implement new or improved disclosure controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the year beginning January 1, 2010.   None of the transactions occurred during the current period of 3 months ending September 30, 2010.

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

•
Between November 1, 2010 and November 12, 2010, we issued $225,000 of 6% Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,225,000 shares of common stock. Each debenture has (i) a maturity date of two years from the date of issuance, (ii) has interest payable annually beginning one year after the effective date of the issuance, (iii) has a conversion price of $0.25 per share and (iv) has a face amount not exceed $50,000.   The debentures are unsecured. The warrants (i) have a term of four years, (ii) are callable by us in the event certain conditions are met, and (iii) provide for the issuance of a replacement warrant for every 2 original warrants exercised.  The replacement warrant has an exercise price equal to the greater of $0.25 or the closing price of our stock on the day that the original warrants are exercised.  All other terms of the replacement warrants are substantially similar to the terms of the warrants.  The warrants also have piggy back registration rights replacement warrants do not have piggy back registration rights.

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

INNOVATIVE CARD TECHNOLOGIES, INC

Dated: November 19, 2010	By:	/S/ Richard Nathan
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